Form 10-Q
period 1996-06-29
SPECTRIAN CORP /CA/
filed 1996-08-02
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 29, 1996.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-24360



                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                   77-0023003
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

                               350 West Java Drive
                           Sunnyvale, California 94089
                    (Address of principal executive offices)

                         Telephone Number (408) 745-5400
              (Registrant's telephone number, including area code)




              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

                           Yes X           No___
                              ---


As of June 29, 1996 there were 8,117,322 shares of the Registrant's Common Stock outstanding.


================================================================================

                                    SPECTRIAN
                                   CORPORATION

                                    Form 10-Q

                                      INDEX

                                                                        Page No.

Cover Page                                                                  1

Index                                                                       2

PART I - Financial Information

             ITEM 1 - Condensed consolidated financial statements

               Condensed consolidated balance sheets -
                 June 29, 1996 and March 31, 1996                           3

               Condensed consolidated statements of operations -
                 three months ended
                 June 29, 1996 and July 1, 1995                             4

               Condensed consolidated  statements of cash flows -
                 three months ended June 29, 1996 and
                 July 1, 1995                                               5

               Notes to condensed consolidated financial statements         6

             ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9


PART II - Other Information

             ITEM 4- Submission of Matters to a Vote of                    13
                               Security Holders

             ITEM 6 - Exhibits and Reports on Form 8-K                     14

               Signatures                                                  15

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       March 31,      June 29,
Assets                                                                   1996          1996
                                                                     -----------    ----------
                                                                                    (Unaudited)
Current Assets:
   Cash and cash equivalents                                          $   1,163     $     881
   Short-term investments                                                 3,002            --
   Accounts receivable, less allowance for doubtful
      accounts of $339 and $348, respectively                            11,980         6,012
   Inventories                                                            7,229        12,384
   Prepaid expenses and other current assets                                420           567
                                                                      ----------    ----------

        Total current assets                                             23,794        19,844
   Property and equipment, net                                           32,128        35,373
                                                                      ----------    ----------

                                                                      $  55,922     $  55,217
                                                                      ==========    ==========

Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                                   $   6,964     $   5,556
   Accrued liabilities                                                    4,120         3,309
   Current portion of debt obligations                                       --           240
                                                                      ----------    ----------

        Total current liabilities                                        11,084         9,105

Debt obligations, net of current portion                                     --         5,760
                                                                      ----------    ----------

        Total liabilities                                                11,084        14,865
                                                                      ----------    ----------

Shareholders' Equity:
   Common Stock, no par value, 20,000,000 shares authorized;
      8,014,525 and 8,117,322 shares issued and outstanding,
      respectively                                                       51,956        52,761

   Deferred compensation expense                                           (182)         (157)
   Unrealized gains on investments                                            2            --
   Accumulated deficit                                                   (6,938)      (12,252)
                                                                      ----------    ----------

     Total shareholders' equity                                          44,838        40,352
                                                                      ----------    ----------

                                                                      $  55,922     $  55,217
                                                                      ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                        Three months ended
                                                      July 1,         June 29,
                                                  -----------------------------
                                                        1995            1996
                                                        ----            ----
Revenues:
   Product sales                                     $ 20,262        $  9,560
   Non-recurring engineering revenues                     199             363
                                                  -----------      -----------
                                                       20,461           9,923
                                                  -----------      -----------
Costs and expenses:
   Cost of product sales                               13,010           8,491
   Research and development                             3,295           4,293
   Selling, general and administrative                  2,058           2,379
                                                  -----------      -----------
                                                       18,363          15,163
                                                  -----------      -----------
        Operating income (loss)                         2,098          (5,240)

Interest income (expense), net                            367             (74)
                                                  -----------      -----------

Income (loss) before income taxes                       2,465          (5,314)

Income tax expense (benefit)                              201              --
                                                  -----------      -----------

Net income (loss)                                    $  2,264        $ (5,314)
                                                  ===========      ===========


Net income (loss) per share                          $   0.27        $  (0.66)
                                                  ===========      ===========

Shares used in computing per
   share amounts                                        8,276           8,039
                                                  ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                             Three months Ended
                                                              July 1,   June 29,
                                                           ---------------------
                                                                1995        1996
                                                                ----        ----
Cash flows from operating activities:
  Net income (loss)                                        $  2,264    $ (5,314)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                             922       1,453
      Stock option compensation expense                          50          25
      Tax benefit associated with stock options                 191          --
      Changes in operating assets and liabilities
        Accounts receivable                                   1,176       5,968
        Inventories                                            (455)     (5,155)
        Prepaid expenses and other assets                      (188)       (147)
        Accounts payable                                        474      (1,408)
        Accrued liabilities                                     337        (811)
                                                           ---------   ---------
           Net cash provided by (used for)
            operating activities                              4,771      (5,389)
                                                           ---------   ---------

Cash used for investing activities:
  Purchase of short-term investments                         (8,734)         --
  Proceeds from sale of short-term investments                2,913       3,002
  Purchase of property and equipment                         (2,366)     (4,699)
                                                           ---------   ---------
           Net cash used for investing activities           (8,187)     (1,697)
                                                           ---------   ---------

Cash flows from financing activities:
  Proceeds from debt                                             --       6,000
  Proceeds from sales of Common Stock, net                      670         804
                                                           ---------   ---------
          Net cash provided by financing activities             670       6,804
                                                           ---------   ---------

          Net decrease in cash and cash equivalents          (2,746)       (282)
          Cash and cash equivalents, beginning of period      8,420       1,163
                                                           ---------   ---------
          Cash and cash equivalents, end of period         $  5,674    $    881
                                                           =========   =========



The accompanying notes are an integral part of these condensed consolidated financial statements

                      SPECTRIAN CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as incorporated by reference in the Company's Form 10-K for fiscal year ended March 31, 1996. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1997, or any other future period.


NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                                 March 31,      June 29,
                                                   1996           1996
                                              -------------   -------------
                                                     (In thousands)
Inventories:
   Raw materials                                 $   1,512       $   1,980
   Work in process                                   4,842           6,097
   Finished goods                                      875           4,307
                                              -------------   -------------
                                                 $   7,229       $  12,384
                                              =============   =============

Property and equipment:
   Machinery and equipment                       $  26,053       $  30,113
   Land, building and improvements                  15,682          16,076
   Furniture and fixtures                            1,342           1,449
   Leasehold improvements                              927             901
                                              -------------   -------------
                                                    44,004          48,539
   Less accumulated depreciation and
      amortization                                  11,876          13,166
                                              -------------   -------------
                                                 $  32,128       $  35,373
                                              =============   =============

 Accrued liabilities:
   Employee compensation and benefits            $   2,673       $   1,809
   Warranty                                            699             699
   Other accrued liabilities                           748             801
                                              -------------   -------------
                                                 $   4,120       $   3,309
                                              =============   =============

NOTE 3: Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under the provisions of FAS 115, the Company has classified its investments in certain debt and equity securities as "available-for-sale". Such investments are recorded at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income, net".

As of June 29, 1996, available-for-sale securities consisted of the following:

                                           Unrealized   Unrealized     Estimated
                                   Cost         Gains       Losses    Fair Value
                                ------------------------------------------------
                                                 (In thousands)

Corporate debt securities       $  776        $   -         $  -       $  776
                                ------------------------------------------------
                                $  776        $   -         $  -       $  776
                                ------------------------------------------------

As of June 29, 1996, these securities were classified as follows:

                                                                  (In thousands)

Cash equivalents                                                     $      776
Short-term investments
                                                                              -
                                                              ------------------
                                                                     $      776
                                                              ------------------

As of June 29, 1996 all securities held were due in less than one year.


NOTE 4: Revenue Recognition

The Company recognizes product sales upon shipment and concurrently accrues for expected warranty expenses. Repair and service revenues are recognized when the service is performed.

Non-recurring engineering revenues relate to customer funded development projects and are deferred and recognized upon completion of project milestones. The Company is under no obligation to repay funds once related milestones are achieved. Costs associated with such customer funded research and development of $735,000 and $952,000 for the three months ended June 29, 1996 and July 1, 1995, respectively, are included in research and development expense.

NOTE 5: Earnings Per Share Computation

Net income (loss) per share has been computed using the weighted average number of outstanding shares of Common Stock, common shares from convertible Preferred Stock (when dilutive using the if-converted method at date of issuance) and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Common Stock Options are assumed to be exercised and the proceeds used to buy back Common Stock at the fair market value (the treasury stock method). Due to the loss during the three month period ending June 29, 1996, Common Stock Options outstanding would be antidilutive and are therefore not included in the earnings per share calculation.


NOTE 6: Debt

In June 1996, the Company was extended a $6.0 million Term Loan, secured by all of the Company's real estate. Under the terms of the agreement, which expires June 2001, the Company will make monthly payments against the loan based on a 25-year fixed amortization schedule, plus interest at a rate equal to current prime plus 3/4%. Upon the June 2001 expiration, all remaining principle will become due and payable. Under the terms of the agreement, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios. As of June 29, 1996, the Company was in violation of certain of these convenants. However, the Company has obtained a waiver such that the Company is no longer in default on the terms of the loan. This loan is reflected in the Balance Sheet as of June 29, 1996 as $240,000 current portion of debt obligations, with the remainder as long term liability.

In July, 1996 the Company used all $6,000,000 of its available revolving line of credit. Under the terms of the agreement, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios. As of June 29, 1996, the Company was in violation of certain of these convenants. However, the Company has obtained a waiver such that the Company is no longer in default under the terms of the loan.

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Overview

     Spectrian provides highly linear power amplifiers to wireless communications infrastructure original equipment manufacturers ("OEMs"). The Company designs, manufactures, and markets single carrier and multicarrier amplifiers that support a broad range of worldwide analog and digital transmission standards, including AMPS, TDMA, CDMA, TACS, GSM and DCS-1800.

      Spectrian's customers include many of the world's largest manufacturers of wireless infrastructure equipment, including Ericsson and Northern Telecom, as well as other equipment manufacturers in emerging wireless markets. The Company's revenues are derived from a limited number of OEM customers and products. In recent periods, sales to the Company's major customers as a percentage of total revenues have fluctuated significantly. During the three months ended June 29, 1996, Northern Telecom Limited and Matra Communication, in which Northern Telecom has an equity investment, accounted for 50% and 10% of the Company's total revenues, respectively. The concentration of sales among a limited number of OEM customers, in particular Northern Telecom, increases the potential volatility of the Company's revenues and results of operations. The Company expects that it will continue to experience volatility in customer orders and requested ship rates that is inherent in an OEM business, but is working to diversify its customer base to reduce this risk.

       The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. In addition, growth in the cellular market has slowed considerably from prior levels, causing the Company's largest customer to carry much lower inventory levels than in previous periods. This softening demand from the Company's largest customer, compounded by delays in the availability for sale of new products, caused revenues during the three months ended June 29, 1996 to decrease to $9.9 million. As a result, the Company incurred a net loss during the three months ended June 29, 1996 of $5.2 million. The Company executed a reduction in force of approximately 10% of its regular and temporary employees during the three months ended June 29, 1996, which was intended to lower operating costs without significantly impacting the Company's ability to develop new products or meet future production requirements. The Company incurred one-time costs of approximately $300,000 in relation to this reduction in force during the three months ended June 29, 1996. Results during the three months ended June 29, 1996 were also impacted by redundant costs associated with developing the Company's new 4-inch wafer fabrication facility while still maintaining its 3-inch facility for wafer production. The Company expects these redundant costs to continue until the fourth quarter of fiscal 1997, when the full qualification of the 4-inch wafer fabrication facility is anticipated.

    Spectrian pursues a strategy of vertical integration of its manufacturing process, and expends significant resources for research and development in all aspects of the design of power amplification products. In order to offset declining average sales prices and improve gross margins, the Company believes that it must develop new products that can be sold at higher average prices. Significant delays in the release of these new products coming out of development, as well as the inherent cost risks associated with introducing new products into manufacturing, have had an adverse impact on the Company's results of operations, and will continue to have a similar impact as future products are introduced.

Results of Operations

Three Month Period Ended July 1, 1995 and June 29, 1996

Revenues. The Company generates product sales revenue from the sale of power amplifiers to OEMs in cellular and other markets, as well as from amplifier repair and service. A portion of the Company's revenues is also generated through non-recurring engineering ("NRE") revenues, which represent funding from the Company's OEM customers for specific development projects. The Company's revenues decreased by 52% from $20.5 million in the three months ended July 1, 1995 to $9.9 million in the three months ended June 29, 1996, primarily due to softening demand by the Company's largest customer, as well as delays in the availability for sale of new products. The Company's revenues were reduced further when the Company's largest customer had a large order change from TDMA, where the Company produces 100% of the requirements, to analog, where the Company has only a 30% share.

    The Company's revenues are derived primarily from a limited number of OEM customers and products. During the three months ended June 29, 1996, Northern Telecom Limited and Matra Communication, in which Northern Telecom has an equity investment, accounted for 50% and 10% of revenues, respectively. If the Company were to lose a major OEM customer, in particular Northern Telecom, or if orders by a major OEM customer were to otherwise decrease, as has been the case in the three months ended June 29, 1996, the Company's business, financial condition and results of operations would be materially adversely affected.


Cost of Product Sales. Cost of product sales consists primarily of raw materials, RF transistor fabrication costs, amplifier assembly and test costs, overhead and warranty costs, and does not include costs incurred in connection with NRE revenues. The Company's cost of product sales decreased by 35% from $13.0 million in the three months ended July 1, 1995 to $8.5 million in the three months ended June 29, 1996.

    Gross margin on product sales decreased from 36% in the three month period ended July 1, 1995 to 11% in the three month period ended June 29, 1996, primarily due to fixed manufacturing overhead spending spread over lower revenue in the current period and inefficiencies and high material costs driven by new products coming out of development into production.

    Despite the focus on designing products for manufacturability, the Company has experienced high manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to recognize economies of scale. The Company's high manufacturing costs have historically had a material adverse effect on gross margins. Although the Company has initiated actions to reduce its manufacturing costs, any failure to achieve these reductions could have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development. Research and development expenses include the cost of designing, developing or cost reducing amplifiers and RF transistors, including the cost associated with NRE revenues. NRE funding received from OEM customers may be greater or less than the related development costs. Research and development also includes the expenses associated with the design and start up expenses of the Company's new 4-inch wafer fabrication facility.

     The Company's research and development expenses increased by 30% from $3.3 million in the three months ended July 1, 1995 to $4.3 million in the three months ended June 29, 1996. The increase in research and development spending is attributable to additional headcount and related salaries and benefits, development costs associated with the Company's new 4-inch wafer fabrication facility, research costs associated with the advanced develop laboratory in Tennessee and increased spending for semiconductor research and development.

     Research and development expenses as a percentage of revenues increased from 16% in the three months ended July 1, 1995 to 43% for the three months ended June 29, 1996. The increase in research and development spending as a percentage of revenues reflects the Company's decision to continue the current level of investment in product development, despite lower revenues for the most recent three month period.


Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's selling, general and administrative expenses increased by 16% from $2.1 million in the three months ended July 1, 1995 to $2.4 million in the three months ended June 29, 1996, primarily due to increases in the Company's sales force and outside services for information systems support.

    Selling, general and administrative expenses as a percentage of revenues increased from 10% in the three months ended July 1, 1995 to 24% for the three months ended June 29,1996, primarily driven by lower levels of revenue.


Interest Income (Expense), Net. Net interest income for the three months ended July 1, 1995 was $367,000 compared to net interest expense of $74,000 for the three months ended June 29, 1996, as a result of the Company's lower cash balances and the interest and fees associated with incurring $6 million in debt toward the end of the current period.


Income Taxes. The Company recorded a provision of $201,000 for the three month period ended July 1, 1995 compared to an income tax benefit of $159,000 for the three month period ended June 29, 1996, due to the loss in the current period. Effective tax rates were 8% and 3%, respectively, for these periods and reflect the use of net operating loss carryforwards. At March 31, 1996, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $25.0 million and $9.0 million, respectively. The Company's ability to use its net operating loss carryforwards against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.


Variability of Operating Results. The Company's quarterly operating results have in the past, and will in the future, vary significantly due to a number of factors, including the timing, cancellation, or rescheduling of customer shipments; the timing and level of NRE revenues; variations in manufacturing efficiencies and costs; the narrow supply line from the Company's wafer fabrication facility; changes in the mix of products having differing gross margins; average sales prices; competitive factors; the long sales cycles associated with the Company's customer-specific products; development risks associated with the introduction of new products that comprise much of the Company's future sales; and variations in product development or other operating expenses. In the near term, operating results may be adversely affected by continuing delays in the availability for sale of the Company's new products or by any failure to meet acceptable wafer production levels during the Company's transition from its current 3-inch wafer fabrication facility to the new 4-inch wafer fabrication facility currently nearing completion.


Liquidity and Capital Resources

        Cash provided by operations was $4.8 million for the three months ended July 1, 1995 compared to cash used for operations of $5.4 million for the three months ended June 29, 1996. The decrease in cash provided by operations in the three months ended June 29, 1996 primarily related to the decrease in profitability over the comparable period of the prior year and increases in the Company's inventory levels, partially offset by improved accounts receivable collections.

       As of June 29, 1996, the Company had working capital of $10.7 million, including $881,000 in cash and cash equivalents. In addition, the Company has a revolving line of credit with a bank, secured by substantially all of the

Company's assets. Under the terms of the agreement, which expires March 1997, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios. In July 1996, the Company used the $6,000,000 of credit avaliable in this agreement. As of June 29, 1996, the Company was in violation of certain of these convenants. However, the Company has obtained a waiver such that the Company is no longer in default on the terms of the loan. In addition, the line of credit prohibits the payment of cash dividends without the prior written consent of the lender.

       In June 1996, the Company was extended a $6.0 million Term Loan, secured by all of the Company's real estate. Under the terms of the agreement, which expires June 2001, the Company will make monthly payments against the loan based on a 25-year fixed amortization schedule, plus interest at a rate equal to current prime plus 3/4%. Upon the June 2001 expiration, all remaining principle will become due and payable. Under the terms of the agreement, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios. As of June 29, 1996, the Company was in violation of certain of these convenants. However, the Company has obtained a waiver such that the Company is no longer in default on the terms of the loan.

       Additions to property and equipment in the three months ended July 1, 1995 were $2.4 million. Additions to property and equipment were $4.7 million in the three months ended June 29, 1996, including $2.9 million for equipment for the Company's new 4-inch wafer fabrication facility.

      The Company expects capital additions for the remainder of fiscal 1997 to be approximately $8.0 million, primarily for test equipment for manufacturing. Based on the Company's current working capital, expected cash flows and the Company's debt capacity, the Company believes that sufficient cash will be available to meet the Company's needs through at least the next 12 months.

      In connection with the operation of American Microwave Technology, Inc. ("AMT"), the Company's wholly-owned subsidiary located in Brea, California, the Company occupies approximately 14,400 square feet of a facility pursuant to a lease which expired in July 1996. In July 1996, the Company renewed the lease for an additional six months, which will expire in January 1997.

      The Company notes that the above forward-looking statements are subject to risks and uncertainties. The Company's results could differ materially based on various factors including, without limitation, cancellation or deferral of customer orders, the timely development and market acceptance of new products, particularly the second generation multicarrier product, continued growth in wireless communications, including new PCS wireless networks, the ability to manufacture new or existing products in sufficient quantity or quality, or economic conditions. Further information on factors which could effect the Company's financial results are included in the Company's 1996 Form 10-K.

ITEM 4: Submission of Matters to a Vote of Security Holders


      On June 14, 1996, the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions.

    1. To elect six directors to serve until the next Annual Meeting of Shareholders and until their successors are elected.

          DIRECTOR                             FOR            ABSTAIN
          ----------------------          -------------    ------------
          Garrett A. Garrettson             6,115,133         86,540
          David S. Wisherd                  6,115,796         85,877
          James A. Cole                     6,128,096         73,577
          Martin Cooper                     6,128,196         73,477
          Robert C. Wilson                  6,118,688         82,985
          Eric A. Young                     6,119,796         81,877


    2. To approve an amendment to the 1994 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 25,000 shares.


    FOR: 4,028,115  AGAINST: 280,835   ABSTAIN: 46,251   BROKER NON-VOTES: 4,108


    3. To approve an amendment to the 1992 Stock Purchase Plan to increase the number of shares of Common Stock reserved thereunder by 625,000.


    FOR: 2,229,333  AGAINST: 1,926,726  ABSTAIN: 48,172  BROKER NON-VOTES: 4,108


    4. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending March 31, 1997.


    FOR: 6,106,442  AGAINST: 75,258     ABSTAIN: 20,338

ITEM 6: Exhibits and Reports on Form 8-K

      (a) Exhibits
          10.21 Term Loan Agreement between Silicon Valley Bank and Registrant
          11.1  Statement  regarding  computation of net income (loss) per share
          27.1  Financial Data Schedule

      (b) Reports on Form 8-K

           The Company filed a Current Report on Form 8-K on April 11, 1996. This Form 8-K was filed with respect to the resignation of C. Woodrow Rea, Jr. as President, Chief Executive Officer and a member of the Registrant's Board of Directors. The Form 8-K also indicated that Garrett A. Garrettson had been appointed as the new President, Chief Executive Officer and a member of the Registrant's Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 2, 1996

                      SPECTRIAN CORPORATION
                      (Registrant)



                      /S/ EDWARD A. SUPPLEE, JR.
                      -----------------------------------
                      Edward A. Supplee, Jr.
                      Executive Vice President, Finance and Administration,
                         Chief Financial Officer and Secretary
                      (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS



EXHIBITS

10.21   Term Loan Agreement between Silicon Valley Bank and Registrant

11.1    Statement regarding computation of net income (loss) per share

27.1    Financial Data Schedule