Form 10-Q
period 1996-09-28
SPECTRIAN CORP /CA/
filed 1996-11-01
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[ X ] Quarterly  report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the period ended September 28, 1996.

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




              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes             X                No
                                        ------                        ------


As of September 28, 1996 there were 8,167,239 shares of the Registrant's Common Stock outstanding.
================================================================================

                              SPECTRIAN CORPORATION

                                    Form 10-Q

                                      INDEX
                                                                        Page No.

Cover Page                                                                  1

Index                                                                       2

PART I - Financial Information

          ITEM 1 - Condensed consolidated financial statements

            Condensed consolidated balance sheets -
               September 28, 1996 and March 31, 1996                        3

            Condensed consolidated statements of operations -
               three months and six months ended
               September 30, 1995 and September 28, 1996                    4

            Condensed consolidated statements of cash flows -
               three months and six months ended
               September 30, 1995 and September 28, 1996                    5

            Notes to condensed consolidated financial statements            6

          ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9


PART II - Other Information

          ITEM 5 - Other Information                                       13

          ITEM 6 - Exhibits and Reports on Form 8-K                        14

             Signatures                                                    15

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                        March 31,  September 28,
Assets                                                     1996         1996
                                                        --------   -------------
                                                                    (Unaudited)
Current Assets:
   Cash and cash equivalents                            $  1,163     $  4,205
   Short-term investments                                  3,002         ----
   Accounts receivable, less allowance for doubtful
      accounts of $339 and $352, respectively             11,980       10,209
   Inventories                                             7,229       10,217
   Prepaid expenses and other current assets                 420          469
                                                        ---------    ---------

        Total current assets                              23,794       25,100
   Property and equipment, net                            32,128       35,567
                                                        ---------    ---------

                                                        $ 55,922     $ 60,667
                                                        =========    =========

Liabilities and Shareholders' Equity

Current Liabilities:
   Bank borrowings and current portion of debt          $    ---     $  6,240
   Accounts payable                                        6,964        4,449
   Accrued liabilities                                     4,120        4,161
                                                        ---------    ---------

        Total current liabilities                         11,084       14,850

Debt obligations, net of current portion                    ----        5,680
                                                        ---------    ---------

        Total liabilities                                 11,084       20,530
                                                        ---------    ---------


Shareholders' Equity:
   Common Stock, no par value, 20,000,000 shares
      authorized; 8,014,525 and 8,167,239 shares
      issued and outstanding, respectively                51,956       52,859

   Deferred compensation expense                            (182)        (134)
   Unrealized gains on investments                             2         ----
   Accumulated deficit                                    (6,938)     (12,588)
                                                        ---------    ---------

     Total shareholders' equity                           44,838       40,137
                                                        ---------    ---------

                                                        $ 55,922     $ 60,667
                                                        =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                     Three months ended             Six months ended
                                               September 30,  September 28,   September 30,  September 28,
                                              --------------  -------------   -------------  -------------
                                                      1995          1996             1995           1996
                                                      ----          ----             ----           ----
Revenues:
   Product sales                                    $19,490       $22,005         $39,752        $31,565
   Non-recurring engineering revenues                 1,461           267           1,660            630
                                                -----------   -----------      ----------    -----------
                                                     20,951        22,272          41,412         32,195
                                                -----------   -----------      ----------    -----------
Costs and expenses:
   Cost of product sales                             12,682        16,639          25,692         25,130
   Research and development                           3,737         3,770           7,032          8,063
   Selling, general and administrative                2,094         1,946           4,152          4,325
                                                -----------   -----------      ----------    -----------
                                                     18,513        22,355          36,876         37,518
                                                -----------   -----------      ----------    -----------
        Operating income (loss)                       2,438           (83)          4,536         (5,323)

Interest income (expense), net                          229          (251)            596           (325)
                                                -----------   -----------      ----------    -----------

Income (loss) before income taxes                     2,667          (334)          5,132         (5,648)

Income tax expense                                      214             2             415              2
                                                -----------   -----------      ----------    -----------

Net income (loss)                                   $ 2,453       $  (336)        $ 4,717        $(5,650)
                                                ===========   ===========      ==========    ===========


Net income (loss) per share                         $  0.29       $ (0.04)        $  0.57        $ (0.70)
                                                ===========   ===========      ==========    ===========

Shares used in computing per
   share amounts                                     8 ,393         8,147           8,335         8, 093
                                                ===========   ===========      ==========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                               Six months ended
                                                                          September 30,  September 28,
                                                                          -------------  -------------
                                                                            1995                1996
                                                                            ----                ----
Cash flows from operating activities:
  Net income (loss)                                                        $  4,717         $ (5,650)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                                           1,956            2,951
      Stock option compensation expense                                         102               48
      Tax benefit associated with stock options                                 402              ---
      Changes in operating assets and liabilities
         Accounts receivable                                                    409            1,771
         Inventories                                                           (565)          (2,988)
         Prepaid expenses and other assets                                     (301)             (49)
         Accounts payable                                                       (72)          (2,515)
         Accrued liabilities                                                    640               41
                                                                         ----------         --------
            Net cash provided by (used for) operating activities              7,288           (6,391)
                                                                         ----------         --------

Cash used for investing activities:
  Purchase of short-term investments                                        (10,692)            ----
  Proceeds from sale of short-term investments                                8,221            3,000
  Purchase of property and equipment                                        (13,862)          (6,390)
                                                                         ----------         --------
            Net cash used for investing activities                          (16,333)          (3,390)
                                                                         ----------         --------

Cash flows from financing activities:
  Proceeds from bank borrowings and debt                                       ----           12,000
  Repayments of debt obligations                                               ----              (80)
  Proceeds from sales of Common Stock, net                                      890              903
                                                                         ----------         --------
           Net cash provided by financing activities                            890           12,823
                                                                         ----------         --------

           Net increase (decrease) in cash and cash equivalents              (8,155)           3,042
           Cash and cash equivalents, beginning of period                     8,420            1,163
                                                                         ==========         ========
           Cash and cash equivalents, end of period                        $    265         $  4,205
                                                                         ==========         ========


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


NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                               March 31,    September 28,
                                                 1996             1996
                                              -----------   -------------
                                                   (In thousands)
Inventories:
   Raw materials                                $  1,512       $  1,843
   Work in process                                 4,842          7,839
   Finished goods                                    875            535
                                              -----------   ------------
                                                $  7,229       $ 10,217
                                              ===========   ============

Property and equipment:
   Machinery and equipment                      $ 26,053       $ 31,449
   Land, building and improvements                15,682         16,330
   Furniture and fixtures                          1,342          1,449
   Leasehold improvements                            927            902
                                              -----------   ------------
                                                  44,004         50,130
   Less accumulated depreciation and
      amortization                                11,876         14,563
                                              -----------   ------------
                                                $ 32,128       $ 35,567
                                              ===========   ============

Accrued liabilities:
   Employee compensation and benefits           $  2,673       $  2,703
   Warranty                                          699            699
   Other accrued liabilities                         748            759
                                              -----------   ------------
                                                $  4,120       $  4,161
                                              ===========   ============

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

As of September 28, 1996, available-for-sale securities consisted of the following:

                                            Unrealized   Unrealized    Estimated
                                  Cost         Gains       Losses     Fair Value
                               -------------------------------------------------
                                                  (In thousands)

Corporate debt securities        $4,037      $   -       $   -          $4,037
                               -------------------------------------------------
                                 $4,037      $   -       $   -          $4,037
                               -------------------------------------------------

As of September 28, 1996, these securities were classified as follows:

                                                                  (In thousands)

Cash equivalents                                                    $   4,037
Short-term investments                                                      -
                                                                    ------------
                                                                    $   4,037
                                                                    ------------

As of September 28, 1996, all securities held were due in less than one year.


NOTE 4: Revenue Recognition

The Company recognizes product sales upon shipment and concurrently accrues for expected warranty expenses. Repair and service revenues are recognized when the service is performed.

Non-recurring engineering revenues relate to customer funded development projects and are deferred and recognized upon completion of project milestones. The Company is under no obligation to repay funds once related milestones are achieved. Costs associated with such customer funded research and development of $1,073,000 and $413,000 for the three months ended September 30, 1995 and September 28, 1996, respectively, and $2,025,000 and $1,148,000 for the six months ended September 30, 1995 and September 28, 1996, respectively, are included in research and development expense.

NOTE 5: Earnings Per Share Computation

Net income (loss) per share has been computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Common Stock Options are assumed to be exercised and the proceeds used to buy back Common Stock at the fair market value (the treasury stock method). Due to the net loss incurred during the three and six month periods ending September 28, 1996, Common Stock Options outstanding would be antidilutive and are therefore not included in the earnings per share calculation.


NOTE 6: Bank Borrowings and Debt

In June 1996, the Company was extended a $6.0 million Term Loan, secured by all of the Company's real estate. Under the terms of the agreement, which expires June 2001, the Company will make monthly payments against the loan based on a 25-year fixed amortization schedule, plus interest at a rate equal to current prime plus 3/4%. Upon the June 2001 expiration, all remaining principal will become due and payable. Under the terms of the agreement, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios. As of September 28, 1996, the Company was in conformance with these convenants. This loan is reflected in the Balance Sheet as of September 28, 1996 as $240,000 current portion of debt obligations, with the remainder as a long term liability.

In July 1996, the Company used all $6,000,000 of its available revolving line of credit. Under the terms of the agreement, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios. As of September 28, 1996, the Company was in conformance with these convenants.

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

      Spectrian's customers include many of the world's largest manufacturers of wireless infrastructure equipment, including Ericsson and Northern Telecom, as well as other equipment manufacturers in emerging wireless markets. The Company's revenues are derived from a limited number of OEM customers and products. In recent periods, sales to the Company's major customers as a percentage of total revenues have fluctuated significantly. During the three months ended September 28, 1996, Northern Telecom Limited and Matra Communication, in which Northern Telecom has an equity investment, accounted for 67% and 10% of the Company's total revenues, respectively. The concentration of sales among a limited number of OEM customers, in particular Northern Telecom, has increased the volatility of the Company's revenues and results of operations. The Company expects that it will continue to experience volatility in customer orders and requested ship rates that are inherent in an OEM business, but it is working to diversify its customer base to reduce this risk.

       The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. In addition, growth in the cellular market has slowed considerably from prior levels, causing the Company's largest customer to carry much lower inventory levels than in previous periods. This softening demand from the Company's largest customer, as well as delays in the availability for sale of new products, and scrap and inefficiencies associated with introducing these new products into manufacturing, have caused significant revenue and net income fluctuations during the current fiscal year. The Company executed a reduction in force of approximately 10% of its regular and temporary employees during the three months ended June 29, 1996, which was intended to lower operating costs without significantly impacting the Company's ability to develop new products or meet future production requirements. The Company incurred one-time costs of approximately $300,000 in relation to this reduction in force during the three months ended June 29, 1996. Results during the six months ended September 28, 1996 were impacted by redundant costs associated with developing the Company's new 4-inch wafer fabrication facility while still maintaining its 3-inch facility for wafer production. The Company expects these redundant costs to continue until the fourth quarter of fiscal 1997, when the full qualification of the 4-inch wafer fabrication facility is anticipated. In addition, the Company incurred significant manufacturing costs during the six months ended September 28, 1996, primarily due to inefficiencies associated with the transition of several new products from development into production.

     Spectrian pursues a strategy of vertical integration of its manufacturing process, and expends significant resources for research and development in all aspects of the design of power amplification products. In order to offset declining average sales prices and improve gross margins, the Company believes that it must develop new products that can be sold at higher average prices. Significant delays in the release of these new products coming out of development, as well as the inherent high costs associated with introducing new products into manufacturing, have had an adverse impact on the Company's results of operations, and will continue to have a similar impact as future products are introduced.

Results of Operations

Three Month and Six Month Periods Ended September 30, 1995 and
September 28, 1996

Revenues. The Company generates product sales revenue from the sale of power amplifiers to OEMs in cellular and other markets, as well as from amplifier repair and service. A portion of the Company's revenues is also generated through non-recurring engineering ("NRE") revenues, which represent funding from the Company's OEM customers for specific development projects. The Company's revenues increased by 6% from $20.9 million in the three months ended September 30, 1995 to $22.3 million in the three months ended September 28, 1996, primarily due to increased shipments of multicarrier and Personal Communications Services ("PCS") CDMA amplifiers as well as increases in sales of existing cellular amplifier products. The Company's revenues decreased by 22% from $41.4 million in the six months ended September 30, 1995 to $32.2 million in the six months ended September 28, 1996, primarily due to the softening demand by the Company's largest customer and the delays in the availability for sale of new products that occurred in the three month period ending June 29, 1996.

    The Company's revenues are derived primarily from a limited number of OEM customers and products. During the three months ended September 28, 1996, Northern Telecom Limited and Matra Communication, in which Northern Telecom has an equity investment, accounted for 67% and 10% of revenues, respectively. If the Company were to lose a major OEM customer, in particular Northern Telecom, or if orders by a major OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.


Cost of Product Sales. Cost of product sales consists primarily of raw materials, RF transistor fabrication costs, amplifier assembly and test costs, overhead and warranty costs, and does not include costs incurred in connection with NRE revenues. The Company's cost of product sales increased by 31% from $12.7 million in the three months ended September 30, 1995 to $16.6 million in the three months ended September 28, 1996. The Company's cost of product sales decreased by 2% from $25.7 million in the six months ended September 30, 1995 to $25.1 million in the six months ended September 28, 1996.

    Gross margin on product sales decreased from 35% in the three month period ended September 30, 1995 to 24% in the three month period ended September 28, 1996, primarily due to inefficiencies, scrap and high material costs on new products coming out of development into production. The cost of scrapping wafers and transistors for the Company's newer products was particularly high during the period and was exacerbated by the Company's continued reliance on its older 3-inch wafer fabrication facility for production. Gross margin on product sales decreased from 35% in the six month period ended September 30, 1995 to 20% in the six month period ended September 28, 1996, primarily due to inefficiencies and high material costs on new products coming out of development into production, as well as fixed overhead costs that were spread over lower revenue during the three month period ended June 29, 1996.

    Despite the focus on designing products for manufacturability, the Company has experienced high manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to recognize economies of scale, particularly with regard to the large number of new products coming out of development into production. The Company's high manufacturing costs have historically had a material adverse effect on gross margins. Although the Company has initiated actions to reduce its manufacturing costs, including the development of a new 4-inch wafer fabrication facility, any failure to achieve these reductions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The Company's research and development expenses were a relatively constant $3.7 million in the three months ended September 30, 1995 compared to $3.8 million in the three months ended September 28, 1996. This virtually flat spending in research and development spending is attributable to increased spending on development of the Company's 4-inch wafer fabrication facility and semiconductor research and development, partially offset by reductions in engineering administration headcount. The Company's research and development expenses increased by 15% from $7.0 million in the six months ended September 30, 1995 to $8.1 million in the six months ended September 28, 1996. The increase in research and development spending is attributable to increased spending on development of the Company's 4-inch wafer fabrication facility, research costs associated with the advanced development laboratory in Tennessee and increased spending on semiconductor research and development.

     Research and development expenses as a percentage of revenues decreased from 18% in the three months ended September 30, 1995 to 17% for the three months ended September 28, 1996, reflecting virtually flat expenses spread over increased revenues. Research and development expenses as a percentage of revenues increased from 17% in the six months ended September 30, 1995 to 25% for the six months ended September 28, 1996. The increase in research and development spending as a percentage of revenues reflects the Company's decision to continue the investment in product development, despite the lower revenues during the three month period ended June 29, 1996.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's selling, general and administrative expenses decreased by 7% from $2.1 million in the three months ended September 30, 1995 to $1.9 million in the three months ended September 28, 1996, primarily due to reduced administrative headcount and related compensation. The Company's selling, general and administrative expenses increased by 4% from $4.2 million in the six months ended September 30, 1995 to $4.3 million in the six months ended September 28, 1996, primarily due to increases in the Company's sales force and outside services for information systems support, partially offset by lower administrative headcount and related compensation.

    Selling, general and administrative expenses as a percentage of revenues decreased from 10% in the three months ended September 30, 1995 to 9% for the three months ended September 28, 1996 reflecting virtually flat expenses spread over increased revenues. Selling, general and administrative expenses as a percentage of revenues increased from 10% in the six months ended September 30, 1995 to 13% for the six months ended September 28, 1996 reflecting virtually flat expenses spread over decreased revenues.

Interest Income (Expense), Net. Net interest income for the three months ended September 30, 1995 was $229,000 compared to net interest expense of $251,000 for the three months ended September 28, 1996. Net interest income for the six months ended September 30, 1995 was $596,000 compared to net interest expense of $325,000 for the six months ended September 28, 1996. The change from net interest income to net interest expense from period to period was a result of the Company's lower cash balances and the interest associated with incurring $12 million of debt during fiscal 1997.

Income Taxes. The Company recorded a provision of $214,000 for the three month period ended September 30, 1995 compared to an income tax expense of $2,000 for the three month period ended September 28, 1996, reflecting the payment of State of California tax filing fees. No other tax provision was made due to the loss in the current period. The September 30, 1995 effective tax rate of 8% reflects the use of net operating loss carryforwards. At March 31, 1996, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $25.0 million and $9.0 million, respectively. The Company's ability to use its net operating loss carryforwards against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.

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


Liquidity and Capital Resources

        Cash provided by operations was $7.3 million for the six months ended September 30, 1995 compared to cash used for operations of $6.4 million for the six months ended September 28, 1996. The decrease in cash provided by operations in the six months ended September 28, 1996 primarily related to the decrease in profitability over the comparable period of the prior year, as well as increases in inventory and payments for capital purchases.

       As of September 28, 1996, the Company had working capital of $10.3 million, including $4.2 million in cash and cash equivalents. The Company has a revolving line of credit with a bank, secured by substantially all of the Company's assets. Under the terms of the agreement, which expires March 1997, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios and prohibits the payment of cash dividends without the prior written consent of the lender. As of September 28, 1996, the Company was in conformance with these convenants and the revolving line of credit was fully utilized.

       In June 1996, the Company was extended a $6.0 million Term Loan, secured by all of the Company's real estate. Under the terms of the agreement, which expires June 2001, the Company will make monthly payments against the loan based on a 25-year fixed amortization schedule, plus interest at a rate equal to current prime plus 3/4%. Upon the June 2001 expiration, all remaining principal will become due and payable. Under the terms of the agreement, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios. As of September 28, 1996, the Company was in conformance with these convenants.

       Additions to property and equipment in the six months ended September 30, 1995 were $13.9 million. Additions to property and equipment were $6.4 million in the six months ended September 28, 1996, including $3.0 million for equipment and construction for the Company's new 4-inch wafer fabrication facility.

      The Company expects capital additions for the remainder of fiscal 1997 to be approximately $6 million, primarily for test equipment for manufacturing. Based on the Company's current working capital, expected cash flows and the Company's debt capacity, the Company believes that sufficient cash will be available to meet the Company's needs through at least the next twelve months.

      In connection with the operation of American Microwave Technology, Inc. ("AMT"), the Company's wholly-owned subsidiary located in Brea, California, the Company occupies approximately 14,400 square feet of a facility pursuant to a lease which expired in July 1996 and was subsequently renewed until September 30, 1997.

    This Management Discussion and Analysis contains forward-looking statements that are subject to risks and uncertainties. The Company's results could differ materially based on various factors including, without limitation, cancellation or deferral of customer orders, the timely development and market acceptance of new products, particularly the second generation multicarrier product, continued growth in wireless communications, including new PCS wireless networks, the ability to manufacture new or existing products in sufficient quantity or quality, or economic conditions. Further information on factors which could affect the Company's financial results are included in the Company's 1996 Annual Report on Form 10-K.

ITEM 5: Other Information

    On October 23, 1996, David S. Wisherd resigned his position as the Company's Chairman of the Board of Directors and Chief Technology Officer in order to pursue personal interests. He will continue as a part time employee of the Company and intends to remain actively involved in the Company's product development and corporate strategies. His successor as the Company's Chairman of the Board of Directors has not yet been appointed.

ITEM 6: Exhibits and Reports on Form 8-K

        (a)Exhibits

           11.1   Statement regarding computation of net income (loss) per share
           27.1   Financial Data Schedule

        (b)Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended September 28, 1996.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 1, 1996

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