Form 10-Q
period 1996-12-28
SPECTRIAN CORP /CA/
filed 1997-01-28
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 28, 1996

                                       OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission file number: 0-24360



                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)

    CALIFORNIA                                                77-0023003
  (State or other                                          (I.R.S. Employer
  jurisdiction of                                           Identification
  incorporation or                                              Number)
   organization)

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

                           Yes     X        No
                                 -----           -----

As of December 28, 1996 there were 8,171,144 shares of the Registrant's Common Stock outstanding.

================================================================================

                                              SPECTRIAN CORPORATION

                                              Form 10-Q

                                              INDEX
                                                                                     Page No.

Cover Page                                                                               1

Index                                                                                    2

PART I - Financial Information

                ITEM 1 - Condensed consolidated financial statements

                   Condensed consolidated balance sheets -
                      March 31, 1996 and December 28, 1996                               3

                   Condensed consolidated statements of operations -
                      three months and nine months ended
                      December 30, 1995 and December 28, 1996                            4

                   Condensed  consolidated  statements of cash flows nine months ended December 30, 1995 and
                      December 28, 1996                                                  5

                   Notes to condensed consolidated financial statements                  6

                ITEM 2 - Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                         8


PART II - Other Information

                ITEM 6 - Exhibits and Reports on Form 8-K                               12

                   Signatures                                                           13

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                        March 31,         December 28,
Assets                                                                     1996               1996
                                                                      ---------------    ----------------
                                                                                           (Unaudited)
Current Assets:
   Cash and cash equivalents                                            $      1,163          $    6,207
   Short-term investments                                                      3,002                ----
   Accounts receivable, less allowance for doubtful
      accounts of $339 and $361, respectively                                 11,980              11,403
   Inventories                                                                 7,229              14,333
   Prepaid expenses and other current assets                                     420                 692
                                                                      ---------------    ----------------

        Total current assets                                                  23,794              32,635
Property and equipment, net                                                   32,128              21,579
                                                                      ---------------    ----------------

                                                                           $  55,922           $  54,214
                                                                      ===============    ================

Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                                       $    6,964          $    8,630
   Accrued liabilities                                                         4,120               5,278
                                                                      ---------------    ----------------

        Total current liabilities                                             11,084              13,908
                                                                      ---------------    ----------------


Shareholders' Equity:
   Common Stock, no par value, 20,000,000 shares authorized;
      8,014,525 and 8,171,144 shares issued and outstanding,
      respectively                                                            51,956              52,866

   Deferred compensation expense                                                (182)               (110)
   Unrealized gains on investments                                                 2                ----
   Accumulated deficit                                                        (6,938)            (12,450)
                                                                      ---------------    ----------------

     Total shareholders' equity                                               44,838              40,306
                                                                      ---------------    ----------------

                                                                           $  55,922           $  54,214
                                                                      ===============    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.


SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                                  Three months ended                   Nine months ended
                                                          December 30,      December 28,        December 30,      December 28,
                                                         ----------------------------------     --------------   ---------------
                                                             1995              1996                1995              1996
                                                             ----              ----                ----              ----
Revenues:
   Product sales                                          $ 11,644           $ 23,839            $ 51,396          $ 55,404
   Non-recurring engineering revenues                          628                646               2,288             1,276
                                                          --------           --------            --------          --------
                                                            12,272             24,485              53,684            56,680
                                                          --------           --------            --------          --------
Costs and expenses:
   Cost of product sales                                     8,203             17,211              33,895            42,341
   Research and development                                  3,611              4,773              10,643            12,836
   Selling, general and administrative                       1,460              2,293               5,612             6,620
                                                          --------           --------            --------          --------
                                                            13,274             24,277              50,150            61,797
                                                          --------           --------            --------          --------
        Operating income (loss)                             (1,002)               208               3,534            (5,117)

Interest income (expense), net                                 201                (70)                797              (395)
                                                          --------           --------            --------          --------

Income (loss) before income taxes                             (801)               138               4,331            (5,512)

Income tax expense (benefit)                                   (65)              --                   350              --
                                                          --------           --------            --------          --------

Net income (loss)                                         $   (736)          $    138            $  3,981          $ (5,512)
                                                          ========           ========            ========          ========


Net income (loss) per share                               $  (0.09)          $   0.02            $   0.49          $  (0.68)
                                                          ========           ========            ========          ========

Shares used in computing per
   share amounts                                             7,771              8,295               8,147             8,118
                                                          ========           ========            ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                           Nine months ended
                                                                                 December 30,          December 28,
                                                                               ----------------------------------------
                                                                                     1995                  1996
                                                                                     ----                  ----
Cash flows from operating activities:
    Net income (loss)                                                               $  3,981            $ (5,512)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                                                  3,103               4,486
        Stock option compensation expense                                                153                  72
        Tax benefit associated with stock options                                        337                --
        Changes in operating assets and liabilities
           Accounts receivable                                                         1,801                 577
           Inventories                                                                (2,214)             (7,104)
           Prepaid expenses and other assets                                            (409)               (272)
           Accounts payable                                                           (1,040)              1,666
           Accrued liabilities                                                            73               1,158
                                                                                    --------            --------
              Net cash provided by (used for) operating activities                     5,785              (4,929)
                                                                                    --------            --------

Cash used for investing activities:
    Purchase of short-term investments                                               (16,123)               --
    Proceeds from sale of short-term investments                                      21,303               3,000
    Purchase of property and equipment                                               (20,090)            (10,355)
    Proceeds from sale of land, building and improvements                               --                16,418
                                                                                    --------            --------
              Net cash provided by (used for) investing activities                   (14,910)              9,063
                                                                                    --------            --------

Cash flows from financing activities:
    Proceeds from sales of Common Stock, net                                           1,551                 910
                                                                                    --------            --------
             Net cash provided by financing activities                                 1,551                 910
                                                                                    --------            --------

             Net increase (decrease) in cash and cash equivalents                     (7,574)              5,044
             Cash and cash equivalents, beginning of period                            8,420               1,163
                                                                                    ========            ========
             Cash and cash equivalents, end of period                               $    846            $  6,207
                                                                                    ========            ========

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


NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                                 March 31,     December 28,
                                                  1996             1996
                                              -------------   ---------------
                                                     (In thousands)
Inventories:
   Raw materials                                $ 1,512          $ 7,972
   Work in process                                5,285            4,842
   Finished goods                                 1,076              875
                                                -------          -------
                                                $ 7,229          $14,333
                                                =======          =======

Property and equipment:
   Machinery and equipment                      $26,053          $34,921
   Land, building and improvements               15,682             --
   Furniture and fixtures                         1,342            1,447
   Leasehold improvements                           927              964
                                                -------          -------
                                                 44,004           37,332
   Less accumulated depreciation and
      amortization                               11,876           15,753
                                                -------          -------
                                                $32,128          $21,579
                                                =======          =======

Accrued liabilities:
   Employee compensation and benefits           $ 2,673          $ 2,804
   Warranty                                         699            1,410
   Other accrued liabilities                        748            1,064
                                                -------          -------
                                                $ 4,120          $ 5,278
                                                =======          =======

NOTE 3: Revenue Recognition

The Company recognizes product sales upon shipment and concurrently accrues for expected warranty expenses. Repair and service revenues are recognized when the service is performed.

Non-recurring engineering revenues relate to customer funded development projects and are deferred and recognized upon completion of project milestones. The Company is under no obligation to repay funds once related milestones are achieved. Costs associated with such customer funded research and development of $1.1 million and $429,000 for the three months ended December 30, 1995 and December 28, 1996, respectively, and $3.1 million and $1.6 million for the nine months ended December 30, 1995 and December 28, 1996, respectively, are included in research and development expense.


NOTE 4: Earnings Per Share Computation

Net income (loss) per share has been computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Common Stock options are assumed to be exercised and the proceeds used to buy back Common Stock at the fair market value (the treasury stock method). Due to the net losses incurred during the three month period ending December 30, 1995 and the nine month period ending December 28, 1996, Common Stock options outstanding would be antidilutive and are therefore not included in the earnings per share calculation.


NOTE 5: Bank Borrowings and Debt

During the three month period ending December 29, 1996, the Company sold and leased back its principle facilities located at 350 West Java Drive and 160 Gibraltar Court in Sunnyvale, California. Prior to the sale, the Company had a term loan of $5.9 million outstanding, secured by this real estate, as well as borrowings under a revolving line of credit of $6.0 million. Both of these obligations were paid in full with the proceeds of the real estate sale transaction.

In January 1997, the Company borrowed $6.0 million against a Term Loan, secured by substantially all of the Company's capital equipment. Under the terms of the agreement, which expires January 2002, the Company is required to make monthly payments against the loan, plus interest at a rate equal to the Treasury Rate plus 2.75%. Under the terms of the agreement, the Company is required to maintain certain minimum net worth and other specific financial ratios. As of January 27, 1997, the Company was in conformance with these covenants.

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

      Spectrian's customers include many of the world's largest manufacturers of wireless infrastructure equipment, including Northern Telecom, as well as other equipment manufacturers in emerging wireless markets. The Company's revenues are derived from a limited number of OEM customers and products. In recent periods, sales to Northern Telecom and its affiliates as a percentage of total revenues have fluctuated significantly. During the three months ended December 28, 1996, Northern Telecom Limited, Qualcomm Incorporated and Matra Communication, in which Northern Telecom has an equity investment, accounted for 61%, 13% and 12% of the Company's total revenues, respectively. The concentration of sales among a limited number of OEM customers, in particular Northern Telecom, has increased the volatility of the Company's revenues and results of operations. The Company expects that it will continue to experience volatility in customer orders, but it is working to diversify its customer base to reduce this risk. As part of this diversification strategy, the Company is seeking to enter the Korean marketplace as well as to begin selling directly to cellular service providers in addition to its current OEM business. There can be no assurance, however, that the Company will be successful in selling its products into the Korean market or directly to cellular service providers.

       The  Company's  business,  financial  condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. Fluctuating demand from the Company's largest customer, delays in the availability for sale of new products, and scrap and inefficiencies associated with introducing these new products into manufacturing have caused significant revenue and net income volatility during the current fiscal year. Results during the nine months ended December 28, 1996 were also impacted by redundant costs associated with developing the Company's new 4-inch wafer fabrication facility while still maintaining its 3-inch wafer facility. The Company expects these redundant costs to continue into the fourth quarter of fiscal 1997, when the full qualification of the 4-inch wafer fabrication facility is anticipated. In addition, the Company incurred significant manufacturing costs during the nine months ended December 28, 1996, primarily due to inefficiencies associated with the transition of several new products from development into production. These higher costs for new product introductions are expected to continue for at least the next six months.

     The marketplace for the Company's products is becoming increasingly competitive. The Company currently faces competition from HP-Avantek for its largest customer, Northern Telecom and its affiliates. Further, as the Company seeks to diversify its customer base to reduce risk, it must enter new markets where its competitors are already established. In particular, several companies have been selling in the Korean marketplace and directly to cellular service providers prior to Spectrian pursuing these opportunities. This competition has resulted in, and will result in, reduced average sales prices for the Company's products, which accordingly will negatively impact gross margins.

       In an effort to improve the Company's liquidity, Spectrian sold and leased back its main facilities located in Sunnyvale, California on November 19, 1996. Proceeds from the sale of the facility were approximately $16.4 million net of fees, commissions and closing costs. The Company agreed to leaseback the facility for a term of 15 years, with options to extend the lease for two additional five year periods.

Results of Operations

Three Month and Nine Month Periods Ended December 30, 1995 and December 28, 1996

Revenues. The Company generates product sales revenue from the sale of power amplifiers, primarily to OEMs in cellular and other markets, as well as from amplifier repair and service. A portion of the Company's revenues is also generated through non-recurring engineering ("NRE") revenues which represent funding from the Company's OEM customers for specific development projects. The Company's revenues increased by 99% from $12.3 million in the three months ended December 30, 1995 to $24.5 million in the three months ended December 28, 1996, primarily driven by increased shipments of Personal Communications Services ("PCS") amplifiers for both CDMA and GSM protocols as well as increases in sales of existing cellular amplifier products. The Company's revenues increased by 6% from $53.7 million in the nine months ended December 30, 1995 to $56.7 million in the nine months ended December 28, 1996, primarily attributable to increased shipments of Personal Communications Services ("PCS") amplifiers for both CDMA and GSM protocols.

    The Company's revenues are derived primarily from a limited number of OEM customers and products. During the three months ended December 28, 1996, Northern Telecom Limited, Qualcomm Incorporated and Matra Communication, in which Northern Telecom has an equity investment, accounted for 61%, 13% and 12% of revenues, respectively. If the Company were to lose a major OEM customer, in particular Northern Telecom, or if orders by a major OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.


Cost of Product Sales. Cost of product sales consists primarily of raw materials, RF transistor fabrication costs, amplifier assembly and test costs, overhead and warranty costs, and does not include costs incurred in connection with NRE revenues. The Company's cost of product sales increased by 110% from $8.2 million in the three months ended December 30, 1995 to $17.2 million in the three months ended December 28, 1996. The Company's cost of product sales increased by 25% from $33.9 million in the nine months ended December 30, 1995 to $42.3 million in the nine months ended December 28, 1996.

    Gross margin on product sales decreased from 30% in the three month period ended December 30, 1995 to 28% in the three month period ended December 28,
1996, primarily due to inefficiencies, scrap and high material costs on new products coming out of development into production, as well as warranty costs associated with the Company's first generation multicarrier products. The cost of scrapping wafers and transistors for the Company's newer products was particularly high during the period and was exacerbated by the Company's continued reliance on its older 3-inch wafer fabrication facility for production. Gross margin on product sales decreased from 34% in the nine month period ended December 30, 1995 to 24% in the nine month period ended December 28, 1996, primarily due to inefficiencies and high material costs on new products coming out of development into production and warranty costs associated with the Company's first generation multicarrier products.

    Due to an unusually large number of new products introduced in fical 1997, the Company has experienced high manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement, an inability to recognize economies of scale, and high costs associated with the transition of these new products from development into production. The Company's manufacturing costs have historically been volatile and have had a material adverse effect on gross margins. Although the Company has initiated actions to reduce its manufacturing costs, any failure to achieve these reductions could have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development. Research and development expenses include the cost of designing, developing or cost reducing amplifiers and RF transistors, including the cost associated with NRE revenues. NRE funding received from OEM customers may be greater or less than the related development costs. Research and development also includes the expenses associated with the design and qualification expenses of the Company's new 4-inch wafer fabrication facility.

   The Company's research and development expenses increased by 32% from $3.6 million in the three months ended December 30, 1995 to $4.8 million in the three months ended December 28, 1996. The Company's research and development expenses increased by 21% from $10.6 million in the nine months ended December 30, 1995 to $12.8 million in the nine months ended December 28, 1996. The increase in research and development spending in both periods is attributable to increased spending on development of the Company's 4-inch wafer fabrication facility and increased spending on semiconductor research and development.

     Research and development expenses as a percentage of revenues decreased from 29% in the three months ended December 30, 1995 to 19% for the three months ended December 28, 1996, reflecting the Company's decision to continue the investment in product development, despite lower revenues, during the three month period ended December 30, 1995. Research and development expenses as a percentage of revenues increased from 20% in the nine months ended December 30, 1995 to 23% for the nine months ended December 28, 1996. The increase in research and development spending as a percentage of revenues reflects the Company's increased spending for the development of the Company's 4-inch wafer fabrication facility.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's selling, general and administrative expenses increased by 57% from $1.5 million in the three months ended December 30, 1995 to $2.3 million in the three months ended December 28, 1996, primarily due to increases in sales and administrative headcount and related compensation. The Company's selling, general and administrative expenses increased by 18% from $5.6 million in the nine months ended December 30, 1995 to $6.6 million in the nine months ended December 28, 1996, primarily due to increases in sales and administrative headcount and related compensation and outside services for information systems support.

    Selling, general and administrative expenses as a percentage of revenues decreased from 12% in the three months ended December 30, 1995 to 9% for the three months ended December 28, 1996 reflecting the Company's decision to continue sales and administrative spending, despite the lower revenues during the three month period ended December 30, 1995. Selling, general and administrative expenses as a percentage of revenues increased from 10% in the nine months ended December 30, 1995 to 12% for the nine months ended December 28, 1996 reflecting increases in sales and administrative headcount and related compensation as well as the continued spending.

Interest Income (Expense), Net. Net interest income for the three months ended December 30, 1995 was $201,000 compared to net interest expense of $70,000 for the three months ended December 28, 1996. Net interest income for the nine months ended December 30, 1995 was $797,000 compared to net interest expense of $395,000 for the nine months ended December 28, 1996. The change from net interest income to net interest expense from period to period was a result of the Company's lower cash balances and the interest associated with incurring $12 million of debt during fiscal 1997 and subsequently repaying the obligation with proceeds derived from a facility sale and leaseback.

Income Taxes. The Company recorded an income tax benefit of $65,000 for the three month period ended December 30, 1995 reflecting the net loss during the period. No tax provision was made during the three months ended December 28, 1996 due to the loss in the current nine month period ended December 28, 1996. The December 30, 1995 effective tax rate of 8% reflects the use of net operating loss carryforwards. At March 31, 1996, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $25.0 million and $9.0 million, respectively. The Company's ability to use its net operating loss carryforwards against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.

Variability of Operating Results. The Company's quarterly operating results have in the past, and will in the future, vary significantly due to a number of factors, including the timing, cancellation, or rescheduling of customer shipments; the timing and level of NRE revenues; variations in manufacturing efficiencies and costs; low yields of wafers and transistors from the Company's wafer and device fabrication facilities; changes in the mix of products having differing gross margins; declining average sales prices; competitive factors; the long sales cycles associated with the Company's customer-specific products; development risks associated with the introduction of new products that comprise much of the Company's future sales; the high manufacturing costs associated with starting production of new products; and variations in product development or other operating expenses. In the near term, operating results may be adversely affected by continuing delays in the availability for sale of the Company's new products or by any failure to meet acceptable wafer production levels during the

Company's transition from its current 3-inch wafer fabrication facility to the new 4-inch wafer fabrication facility currently nearing completion.


Liquidity and Capital Resources

        Cash provided by operations was $5.8 million for the nine months ended December 30, 1995 compared to cash used for operations of $4.9 million for the nine months ended December 28, 1996. The decrease in cash provided by operations in the nine months ended December 28, 1996 primarily related to the decrease in profitability over the comparable period of the prior year, as well as increases in inventory.

       As of December 28, 1996, the Company had working capital of $18.7 million, including $6.2 million in cash and cash equivalents. The Company has a revolving line of credit with a bank, secured primarily by the Company's accounts receivable and inventory. Under the terms of the agreement, which expires July 31, 1997, the Company is required to maintain certain minimum working capital, net worth, profitability, and other specific financial ratios and prohibits the payment of cash dividends without the prior written consent of the lender. As of December 28, 1996, the Company was in conformance with these convenants and $5.0 million was available under the line of credit.

       During the three month period ending December 28, 1996, the Company sold and leased back its principle facilities located at 350 West Java Drive and 160 Gibraltar Court in Sunnyvale, California. Proceeds from the sale of the facility were approximately $16.4 million net of fees, commissions and closing costs. The Company agreed to leaseback the facility for a term of 15 years, with options to extend the lease for two additional five year periods. Prior to the sale, the Company had a term loan of $5.9 million outstanding, secured by this real estate, as well as borrowings under a revolving line of credit of $6.0 million. Both of these obligations were paid in full with the proceeds of the real estate sale transaction.

          In January 1997, the Company borrowed $6.0 million against a Term Loan, secured by substantially all of the Company's capital equipment. Under the terms of the agreement, which expires January 2002, the Company is required to make monthly payments against the loan, plus interest at a rate equal to the Treasury Rate plus 2.75%. Under the terms of the agreement, the Company is required to maintain certain minimum net worth and other specific financial ratios. As of January 27, 1997, the Company was in conformance with these covenants.

       Additions to property and equipment in the nine months ended December 30, 1995 were $20.1 million, including $8.6 million for the purchase of the facility in Sunnyvale, California and $5.4 million for improvements to the facility. Additions to property and equipment were $10.4 million in the nine months ended December 28, 1996, including $3.4 million for equipment and construction associated the Company's new 4-inch wafer fabrication facility.

       The Company expects capital additions for the remainder of fiscal 1997 to be approximately $4 million, primarily for test equipment for manufacturing. Based on the Company's current working capital, expected cash flows and the Company's debt capacity, the Company believes that sufficient cash will be available to meet the Company's needs through at least the next twelve months.

      In connection with the operation of American Microwave Technology, Inc. ("AMT"), the Company's wholly-owned subsidiary located in Brea, California, the Company occupies approximately 14,400 square feet of a facility pursuant to a lease which expired in July 1996 and was subsequently renewed until September 30, 1997.

    Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth above in "Overview" and "Variability of Operating Results" and include, without limitation, statements relating to the cancellation or deferral of customer orders; the timely development and market acceptance of new products, particularly the second generation multicarrier product; continued growth in wireless communications, including new PCS networks; the ability to manufacture new or existing products in sufficient quantity or quality; the market acceptance of the Company's new or existing products in Korea; the ability of the Company to successfully sell its products directly to cellular service providers; or other general economic conditions. Further information on factors which could affect the Company's financial results are included in the Company's 1996 Annual Report on Form 10-K.

ITEM 6: Exhibits and Reports on Form 8-K

        (a)Exhibits

           11.1   Statement regarding computation of net income (loss) per share
           27.1   Financial Data Schedule

        (b)Reports on Form 8-K

           The Company filed a Current Report on Form 8-K on December 3, 1996 with respect to a sale/leaseback transaction for the Company's main facilities in Sunnyvale, California. Proceeds from the sale of the facility were approximately $16.4 million net of fees, commissions and closing costs. The Company agreed to leaseback the facility for a term of 15 years, with options to extend the lease for two additional five year periods.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 28, 1996

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