Form 10-K
period 1997-03-31
SPECTRIAN CORP /CA/
filed 1997-06-24
CIK 925054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997 or

|_| Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         _______________

Commission file number: 0-24360


                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)

               California                                  77-0023003
       (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification Number)

         350 West Java Drive,                                 94089
        Sunnyvale, California                               (Zip Code)
(Address of principal executive office)

       Registrant's telephone number, including area code: (408) 745-5400

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
   Title of each class                                 on which registered
   -------------------                                 -------------------
        None                                                  None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X    No
                                     ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 5, 1997 as reported on the Nasdaq National Market, was approximately $145,486,588. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 5, 1997, registrant had outstanding 8,307,161 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following document are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (1) Proxy Statement for registrant's 1997 Annual Meeting of Shareholders to be held July 31, 1997 and
(2) registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997.

                                     PART I

ITEM 1.  BUSINESS

         This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report or incorporated by reference herein.

         Spectrian Corporation (herein "Spectrian" or the "Company") designs, manufactures and markets highly linear radio frequency ("RF") power amplifiers that address the needs of wireless infrastructure equipment suppliers and their service provider customers. Spectrian's amplifiers improve spectrum efficiency, allow lower capital costs per subscriber, enhance the quality and reliability of service and help service providers achieve rapid and large scale deployment of wireless infrastructure equipment.

Industry Background

         The market for wireless communications services has grown significantly during the past decade as cellular, Personal Communications Services ("PCS"), Wireless Local Loop ("WLL"), paging, specialized mobile radio and other new and emerging applications have become accessible and affordable to growing numbers of consumers, businesses and governments. Among the various types of wireless services, the markets for cellular, PCS and WLL (collectively "wireless") communications are currently the largest. According to the Cellular Telephone Industry Association ("CTIA"), from 1984 to 1996 the number of cellular subscribers in the United States has increased from under 100,000 to approximately 42 million. In addition, based upon data compiled by the CTIA and other industry publications, the Company estimates that the number of wireless subscribers worldwide was approximately 125 million at the end of 1996.

         Wireless market growth both in North America and Western Europe has been fueled by decreasing prices for wireless phones, increasing competition among service providers and a greater availability of services. In addition, many developing countries are installing wireless telephone networks instead of installing, expanding or upgrading traditional wireline networks. Moreover, emerging bi-directional wireless data applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue generating traffic on their networks. In connection with wireless market growth, a number of radio frequency modulation standards, both domestically and internationally, have evolved that govern the limited amount of radio spectrum that is available to service providers.

         The growth in wireless communications has required, and will continue to require, substantial investment by service providers in infrastructure equipment. A typical wireless communications system comprises a geographic region containing a number of cells, each of which contains a cell site, which are networked to form a service provider's coverage area. Each cell site or "base station" houses the equipment that receives incoming telephone calls from the switching office of the local wireline telephone company and broadcasts calls to the wireless users within the cell. Such equipment includes an antenna and a series of transceivers, RF power amplifiers and cavity filters. Typical cells cover a geographic area of up to five miles in radius and are sometimes referred to as "macrocells," each of which typically requires equipment costing between $600,000 and $1.5 million.

         Wireless service providers compete in dynamic markets characterized by evolving and competing industry standards, technologies and applications. Given the large expenditures associated with infrastructure equipment, those wireless service providers that are able to increase the efficiency and lower the cost of new and existing systems, while improving reliability, will compete most effectively. In addition, operators need to increase system capacity to accommodate the growing number of subscribers. Consequently, wireless service providers must anticipate evolving industry standards and invest in infrastructure equipment that provides greater efficiency in the management of the limited spectrum licensed to them. The ability to bring these improvements to the market in a timely manner is also key to their success.

         Wireless operators' ability to more effectively manage scarce spectrum resources and accommodate a larger number of subscribers is dependent on their ability to broadcast signals with high "linearity." Linearity is the degree to which amplified signals remain within their prescribed band of spectrum with low distortion or interference with adjacent channels. In current systems, the RF power amplifier is generally the source of the greatest amount of signal distortion. Consequently, obtaining RF power amplifiers with high linearity is critical to the service providers' ability to improve spectrum efficiency and thereby increase system capacity. Substantial investment and technical expertise are required to design and manufacture RF power amplifiers with high linearity.

         Higher linearity amplifiers are required as the industry transitions from analog to digital technologies. Traditional cellular systems, which are based on analog technology, are capable of carrying only one call per channel of spectrum. Such systems are being supplanted by digital systems, which allow a given channel of spectrum to carry multiple calls simultaneously thereby increasing system capacity. In addition, in order to maintain compatibility with existing analog subscriber equipment while converting their systems to digital, many wireless service providers in the United States are installing "dual mode" systems that support both digital and analog technologies. Current analog standards include AMPS in North America and TACS and NMT in Europe, and current digital standards include TDMA and CDMA in North America, PDC in Japan and GSM in most other parts of the world. CDMA has also become the Korean standard. Digital standards which are expected to be utilized in emerging PCS systems include TDMA, CDMA and GSM in North America, DCS-1800 in Europe and CDMA in Korea.

         The use of multicarrier amplifiers has many benefits and requires leading edge linearity technology to function properly. Typically, each cell site is assigned a fixed number of frequency channels which each require a separate power amplifier and cavity filter. Consequently, a cell site reaches capacity when it carries as many calls as it has channels, even though unused channel capacity in adjacent cell sites may be available. Systems with dynamic channel allocation capabilities are being implemented that allow channels to be moved between cell sites to more fully utilize available capacity. These systems require multicarrier power amplifiers, which can simultaneously broadcast signals according to multiple transmission standards and over a variable number of channels, allowing more efficient use of the radio frequency spectrum. Further, systems with high subscriber densities are expected to utilize microcells which are smaller, less expensive cell sites placed more closely together than the larger and more costly macrocells.

         Wireless service providers are requiring equipment that allows them to provide higher quality and more reliable service. Since service provider revenue is based on customer usage, equipment failure can cause an inability to process calls, resulting in lost revenue. The Company believes that the RF power amplifier in cell sites historically has been the most common single point of equipment failure in wireless networks. Increasingly reliable power amplifiers will, therefore, improve the level of service offered by wireless operators, while reducing their operating costs and increasing their revenue. Further, service providers are seeking solutions that allow them to reduce maintenance costs, such as multicarrier amplifiers that do not require separate, high maintenance cavity filters.

         The market for wireless infrastructure equipment is primarily concentrated among a few companies that supply equipment to wireless service providers in North America and overseas. The Company believes that Lucent Technologies, Inc. ("Lucent"), LM Ericsson Telephone Company ("Ericsson"), Motorola Corporation ("Motorola"), Northern Telecom Limited ("Northern Telecom") and Nokia Corporation supplied over 80% of the wireless infrastructure equipment worldwide in 1996. These equipment manufacturers compete in high-growth, highly competitive market segments in which technology changes rapidly and numerous industry standards currently exist and are evolving. Although most of these equipment manufacturers make their own amplifiers, in response to competition and as the performance requirements of certain components of base stations increase, many of these equipment manufacturers are focusing on their core technologies and competencies and are relying on independent sources for certain system components, such as power amplifiers, that must meet unique technical requirements. To succeed in capturing orders from these OEMs, power amplifier suppliers must be capable of producing products that are highly linear, have multicarrier functionality, support multiple standards, are highly reliable and can be produced in high volumes.

The Spectrian Solution

         Spectrian provides custom RF power amplifiers that represent attractive alternatives to those of other merchant suppliers and those that could be internally produced by many of the Company's customers. The differentiating features of Spectrian's highly linear RF power amplifiers include:

         Linearity. Spectrian has developed multiple competencies and disciplines to achieve high linearity in its products. These technology disciplines include RF power semiconductor technology, computer-aided design and modeling, solid state device physics, thermal and mechanical packaging design, advanced circuit design, amplifier linear correction technologies, advanced signal processing techniques and digital control systems. The Company believes that achieving high levels of linearity is critical to enabling Spectrian's customers to provide wireless operators with higher capacity base station equipment at lower capital cost per subscriber.

         Multicarrier Functionality. Spectrian is developing and supplying multicarrier amplifiers that integrate the functions of multiple power amplifiers and cavity filters into a single smaller unit. These integrated multicarrier units can potentially reduce service providers' equipment and maintenance costs and space requirements and enable them to implement dynamic channel allocation solutions and microcells.

         Standards Independence. Spectrian's technologies are compatible with all wireless modulation standards. Spectrian currently provides single carrier and multicarrier amplifiers that support multiple modulation standards. The Company's multicarrier products support multiple analog and digital standards simultaneously. Certain of the Company's single carrier products support both analog and digital standards in a dual mode format. A single carrier dual mode amplifier installed in a conventional analog cellular system does not need to be replaced if the base station equipment is upgraded for digital transmission. The Company believes that its ability to provide amplifiers for all modulation formats as well as those which support multiple standards and have dual mode capability is important to cellular service providers as they upgrade their cellular infrastructure equipment and implement digital systems in an environment characterized by evolving industry standards.

         High Quality and Reliability. Spectrian provides power amplifiers designed to be highly reliable in the field. Spectrian's integrated design and manufacturing processes are important factors contributing to its ability to develop and produce highly reliable power amplifiers. In order to further address customer requirements for amplifier quality and reliability and to ensure process quality control, Spectrian implemented a total quality management ("TQM") program throughout the Company and is ISO 9001 certified. The Company believes that designing products for high reliability in the field has been a competitive advantage in securing orders from its customers.

         Design for Manufacturability. Spectrian designs amplifiers to be manufactured in high volumes at low cost. The integration of Spectrian's design and production processes is a key element of the Company's ability to address the cellular infrastructure equipment suppliers' quantity and time to market requirements for power amplification products. The Company believes that designing products for volume manufacturing has been a competitive advantage in securing orders from its OEM customers because power amplifiers have historically been difficult to manufacture in high volumes based upon the labor intensive nature of the manufacturing process and the complexities of radio frequency ("RF") power technology.

Strategy

         Spectrian's objective is to be the leading merchant supplier of highly linear power amplifiers to wireless infrastructure equipment manufacturers and service providers worldwide. The Company's strategy incorporates the following key elements:

         Develop Relationships with Leading Manufacturers of Wireless Infrastructure Equipment. The Company has developed relationships with certain large wireless equipment manufacturers, such as Northern Telecom, Nortel Matra Cellular, in which Northern Telecom has an equity interest ("Nortel

Matra"), LG Information & Communications ("LGIC") and QUALCOMM Incorporated ("QUALCOMM"), as well as certain emerging manufacturers such as Tellabs and Watkins Johnson. Spectrian has also begun to establish some direct relationships with service providers allowing the Company to address previously unavailable markets. The Company's strategy is to form lasting customer relationships by working closely with OEM customers to develop insight into their amplifier requirements and to design specific products that meet their needs, by rapidly delivering product designs and volume production and by maintaining the confidentiality of customer technology. By establishing close relationships with its customers, Spectrian hopes to secure additional business from these wireless equipment manufacturers.

         Provide Application Specific Products. The Company provides customized or "application specific" amplification products to address the unique requirements of the Company's customers. The Company relies upon its modular product architecture and configurable core technologies in order to rapidly and cost effectively develop application specific solutions for its customers. The Company intends to use and promote its application specific design methodology to provide its customers with industry leading high performance amplifiers designed to meet the customers' requirements.

         Pursue Standard and System Independence. The Company provides products that are compatible with wireless communications systems provided by various infrastructure suppliers and which operate under most major domestic and international standards. By pursuing both standard and system independence, the Company believes that it will benefit from the continuing growth of existing wireless communications systems and other emerging wireless communications markets while reducing the risks associated with relying on the success of one or a limited number of existing or emerging industry standards. For cellular systems, the Company currently supports the AMPS and TACS analog standards, and the TDMA, GSM and CDMA digital standards. In addition, the Company has developed, and is continuing to develop, products that address the needs of the PCS and WLL markets.

         Maintain a Leadership Position in Amplification Technology. The Company intends to maintain and expand its technological leadership position by continuing to invest significant resources in research and development of amplification technology. The Company believes that its RF amplifier research and development team is among the largest and most skilled in the high power RF industry. In order to maintain a technological leadership position, the Company believes that numerous integrated technical capabilities are required, including proprietary semiconductor design and fabrication, unique packaging concepts and components and expert circuit design. The Company's strategy is to continue to invest significant resources to support the Company's technology leadership in the linearity, power and efficiency of its product designs.

         Employ Vertical Integration in Design and Manufacturing. The Company has pursued a strategy of vertical integration of its design and manufacturing processes. The Company believes that vertical integration enables the high linearity of the Company's products, since the Company retains control of each step in their development and manufacture, beginning with the design and development of the semiconductor die and ending with the manufacture of the final product. Each of these steps collectively contributes to the linearity of a finished power amplifier. Vertical integration also improves the Company's time to market capabilities, reduces unit costs, improves quality control and reliability, and improves the Company's ability to rapidly achieve volume production.

Technology

         The Company's linear power amplifiers are used primarily in connection with wireless base station equipment. A typical wireless base station consists of a series of wireless transceivers, power amplifiers and tunable cavity filters and an antenna to transmit the signal to the wireless telephone user. These wireless base stations typically contain between 6 and 100 radio frequency channels, with each channel capable of supporting a single phone conversation, and are typically configured with three sectors of 16 channels each for a total of 48 channels. In a single carrier system, each separate radio frequency channel requires a separate transceiver, power amplifier and tunable cavity filter. The following chart depicts a typical signal transmission path for a phone call from a wireline phone to a wireless phone:

                                    [DIAGRAM]

[Edgar summary: Diagram depicting path of signal transmission from wireline phone to telephone central office to mobile telephone switching office, across fiber optic cable or microwave link, to wireless base station and, by antenna, to wireless car phone].


         The power amplifier within the base station receives a relatively weak signal from the transceiver and significantly boosts the power of the outgoing signal so that it can be broadcast throughout the cell. The radio frequency power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal. The signal must be amplified with linearity in order to remain in the assigned frequency channel without distorting or interfering with adjacent channels.

         Because the radio frequencies assigned to transmissions are fixed, service providers are seeking new methods of more efficiently using frequencies in order to increase capacity. One such method, dynamic channel allocation, allows real-time changing of channel assignments across a metropolitan area to follow user loading. Commuter density changes during rush hours and traffic jams are examples of the dynamic nature of user loading. Dynamic channel allocation allows the service provider to automatically move unused channels from less active cell sites to busier adjacent cell sites as the load moves.

         A key enabling technology for dynamic channel allocation is a multicarrier amplifier, in which all channels are amplified together rather than each channel using a separate power amplifier. The multicarrier power amplifier makes possible instantaneous electronic channel allocation. A multicarrier power amplifier functionally combines multiple single carrier power amplifiers, typically 16, into a single unit, thus eliminating 16 single carrier power amplifiers and the corresponding 16 tunable cavity filters. The following chart depicts the increased functionality of a multicarrier power amplifier as compared to a single carrier power amplifier:

                                    [DIAGRAM]

[Edgar summary: Diagram illustrating difference between the conversion of low input power to high output power usage by single carrier amplifier and by multicarrier amplifier, respectively]


         Digital modulation schemes represent the most significant new technology trend in the wireless industry. Service providers are transitioning from traditional analog technologies to various digital technologies in order to reduce service pricing and increase system capacity. With new competition from PCS service providers there is increasing pressure on cellular operations to complete this transition. Conversion to digital transmission is expected to allow three to eight times as many voice conversations to occupy the same frequency bands. Without significant improvements in power amplifier linearity, however, multiple conversations on a single channel would lead to unacceptable channel interference. The Company has developed ultralinear single carrier and multicarrier amplifiers for all of the most significant new digital modulation standards. The majority of all applications currently utilize single carrier amplifiers.

         A further trend in the development of base stations involves the transition from macrocells to microcells. A multicarrier power amplifier requires less space than multiple single carrier power amplifiers, allowing the cell site to be physically smaller, an important consideration in urban locations where the number of channels is more important than the absolute power per channel. Conventional cell sites today are macrocells containing high power amplifiers of 45 watts per channel which are designed to cover a geographic area typically up to five miles in radius. With 48 channels in a typical base station and one power amplifier per channel, a conventional analog macrocell's capacity is typically 1,000 subscribers per cell, or approximately 20 subscribers per analog channel. When the number of subscribers within the cell exceeds the capacity of the macrocell's equipment, the cell must be split into several smaller microcells to avoid a degradation in service to the subscribers. The geographic range of these microcells will be smaller, requiring lower power and less expensive equipment at each base station, but more of these smaller base stations are required in order to increase the capacity of the overall system.

Markets

         Cellular systems have historically employed analog transmission formats, certain of which have evolved into industry standards. The need to accommodate a growing cellular customer base in a finite amount of spectrum has, however, encouraged a worldwide transition from the traditional analog standards to various digital technologies which are significantly more efficient. In the North American cellular market, the established analog transmission format has been the Advanced Mobile Phone Services ("AMPS") standard originally developed by AT&T. Several large metropolitan markets have limited capacity to serve increasing numbers of subscribers. The response to this need for additional capacity has led to the emergence of digital technology standards in the North American market including Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA").

         In the European cellular market the Nordic Mobile Telephone ("NMT") standard and the Total Access Communication System ("TACS") have been used throughout much of Europe as the industry standard analog transmission formats. The European community and many other countries around the world have implemented of a single digital standard, the Global System for Mobile Communications ("GSM"). The implementation of GSM in Europe, where many countries have traditionally had a single cellular operator, has been accompanied in most cases by the addition of at least one competitive service provider, which the Company believes has contributed to increased growth of such systems.

         The Company offers amplifiers that support the AMPS and TACS analog standards and the TDMA, CDMA and GSM digital standards for cellular systems. The Company has elected not to support the NMT analog standard in Europe, because it believes that NMT has a lower potential for growth than the GSM digital standard. To date, the Company has not invested significant development resources to incorporate the Personal Digital Cellular ("PDC") standard into its product offerings, because such standard has not developed to any great degree outside of Japan.

         In addition to the analog and digital cellular systems discussed above, the market for PCS systems is expanding rapidly. The FCC has reallocated spectrum in the 1.85 to 1.99 gigahertz range for the provision of PCS and has conducted six rounds of auctions for the PCS spectrum. PCS systems utilize digital transmission standards, including TDMA, GSM and CDMA. The success of the introduction of PCS as a new type of wireless service will depend in part on whether infrastructure manufacturers and service providers can reduce system manufacturing and service costs and pricing sufficiently to significantly increase the rate of market penetration of potential subscribers.

         The following chart illustrates these existing and developing standards for wireless communications, and the markets served and standards supported by the Company's current product offerings.


                            Major Wireless Standards By Region
-------------------------------------------------------------------------------------------------
                       U.S.A.
                       Canada               Europe               Japan             Rest of World
                        (MHz)               (MHz)                (MHz)                 (MHz)
-------------------------------------------------------------------------------------------------
      Analog         AMPS (800)         NMT (450, 900)         NTT (800)           NMT (450, 900)
     Cellular                             TACS (900)          JTACS (800)            AMPS (800)
                                          AMPS (800)                                 TACS (900)
-------------------------------------------------------------------------------------------------
     Digital         CDMA (800)           GSM (900)            PDC (1500)         CDMA (800, 900)
     Cellular        TDMA (800)                                JDC (800)             GSM (900)
                                                                                  TDMA (450, 800)
-------------------------------------------------------------------------------------------------
                    CDMA (1900)        DCS 1800 (1800)         PHS (1900)           CDMA (1900)
       PCS          TDMA (1900)                               CDMA (1900)         DCS-1800 (1800)
                     GSM (1900)                                                     CDMA (1800)
-------------------------------------------------------------------------------------------------
       WLL           GSM (1900)         NMT (450, 900)       NMT (450, 900)          PHS (1900)
                    CDMA (1900)           TACS (900)           TACS (900)           CDMA (1900)
                    TDMA (1900)           AMPS (800)           AMPS (800)
                                          CDMA (800)           CDMA (800)
                                          GSM (900)            GSM (900)
                                       DCS 1800 (1800)      DCS 1800 (1800)
                                                              CDMA (2400)
-------------------------------------------------------------------------------------------------


         The Company believes that the potential for wireless communications in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunications systems. The cost of building and maintaining a wireless network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, cellular service may provide the primary service platform for both mobile and fixed telecommunications. Due to political, social and economic pressures to rapidly and efficiently provide reliable basic telephone service in a cost-effective manner, many countries are beginning to view wireless networks favorably because of the potential for dramatic reductions in installation and maintenance costs and the ability to more rapidly deploy such wireless systems.

         If technological advances and price decreases continue to occur, a market in the United States for wireless service to be used in conjunction with, or in place of, traditional wireline ("local loop") service may emerge for a variety of applications. For example, wireless networks could provide local loop service and direct access to the long distance carriers. Some local telephone companies are conducting trials using fixed wireless terminals to provide basic telephone service as a cost effective alternative to traditional wireline service.

         The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including Lucent,
Ericsson, Motorola and Northern Telecom . The Company believes that a substantial majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of these companies and offered for sale as part of their wireless systems. Furthermore, the Company believes that it, along with its competitors, have captured a significant share of the merchant market for power amplifiers and, once captured, OEMs are reluctant to switch suppliers. As a result, the Company's future success is dependent upon the extent to which these OEMs elect to purchase from outside sources rather than design and build their own amplifiers. Among the Company's current customers, Northern Telecom and LGIC continuously evaluate whether to manufacture their own amplifiers. There can be no assurance that the Company's customers will continue to rely, or expand their reliance, on the Company for amplifiers, or that other OEMs will become customers. If one or more of the Company's existing customers decided to build their own amplifiers internally or if the trend to increasingly use outside sources for amplifiers were to decline or reverse, the Company's business, financial condition and results of operations would be materially adversely affected.

Products

         The Company designs application specific products that address the unique requirements of its OEM customers in a timely and cost effective manner by employing vertical integration in its manufacturing, and designing its products  in  a  modular  fashion  using  configurable  core  technologies.  The
Company's product strategy is to support multiple wireless systems and standards. Most existing wireless systems use single carrier power amplifiers. The following table provides a list of standards for which the Company provides single carrier amplifiers:

--------------------------------------------------------------------------------
                Spectrian Single Carrier Amplifier Configurations
--------------------------------------------------------------------------------
                                 Frequency                         Power
       Standard                    (MHz)                          (Watts)
--------------------------------------------------------------------------------
Analog Cellular:
       AMPS, CDPD                  869-894                          65
       TACS                        917-950                          65
--------------------------------------------------------------------------------
Digital Cellular:
       TDMA                        485-495                          50
       TDMA                        869-894                          50
       CDMA                        869-894                          25
       GSM                         925-960                          30
--------------------------------------------------------------------------------
PCS:
       DCS 1800                   1805-1880                         30
       CDMA                       1930-1990                         20
       GSM 1900                   1930-1990                         30
       CDMA                       1805-1870                         30
--------------------------------------------------------------------------------


         The Company also offers multicarrier application specific amplification products. Multicarrier power amplifiers require significantly higher linearity compared to single carrier designs. The following table provides a list of the standards for which the Company provides multicarrier amplifiers:

--------------------------------------------------------------------------------
                 Spectrian Multicarrier Amplifier Configurations
--------------------------------------------------------------------------------
                             Frequency         Power            Typical
   Standard                    (MHz)          (Watts)        Linearity (dBc)*
--------------------------------------------------------------------------------
AMPS, TDMA, CDMA, CDPD        869-894         100-175              -70
     TACS                     917-950           25                 -50
     CDMA                    1805-1870          100                -65
--------------------------------------------------------------------------------
* Carrier to Intermodulation Distortion Ratio.

         The Company's amplifiers can be configured as either modules or pallets, separate plug-in amplifier units or integrated subsystems, and range in price from approximately $500 to $30,000. A pallet represents the lowest level of amplifier complexity and consists of a radio frequency transistor mounted on a printed circuit board without a housing. A plug-in amplifier unit consists of a cast housing, which provides for thermal management and low cost of production, and contains a radio frequency amplifier pallet combined with a digital control interface module. A power amplifier subsystem consists of multiple cast housings and adds signal processing to enhance linearity. The Company's products are integrated into systems by its customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power and linearity.

OEM Customers, Sales and Marketing

         The Company sells power amplifiers to a limited number of OEM customers in North America and Europe principally through its direct sales organization. The Company's customers include many of the world's largest manufacturers of wireless infrastructure equipment, including Northern Telecom, LGIC and QUALCOMM. During fiscal 1997, Northern Telecom and Nortel Matra accounted for 63% and 12%, respectively, of revenues. During fiscal 1996, Northern Telecom and Nortel Matra accounted for approximately 58% and 17%, respectively, of revenues. During fiscal 1995, Northern Telecom, Nortel Matra and Ericsson accounted for approximately 53%, 13% and 8%, respectively, of revenues. While Northern Telecom continues to be the Company's dominant customer due to Northern Telecom's growth and diversification into new markets, the products the Company supplies to Northern Telecom has become more diverse. The Company expects that sales of its products will continue to be concentrated among a limited number of customers. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders by its customers. If the Company were to lose a major customer, in particular Northern Telecom, or if orders by a major customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company employs a customer focused, team-based direct sales approach to satisfy the power amplification needs of its customers. Sales to large OEM customers require close account management by Company personnel and relationships at multiple levels of its customers' organizations, including management, engineering and purchasing personnel. In addition, the Company's application specific amplification products require experienced sales personnel to match the customer's amplification requirements to the Company's product capabilities. The Company believes that close technical collaboration with the customer during the design phase of new communications equipment is critical to the integration of its amplification products into the new equipment. The Company's integrated sales approach involves a team consisting of a senior account manager, a program manager and members of the Company's engineering department. This sales approach allows the Company's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the product to the customer's specification. The Company's executive officers are also involved in all aspects of the Company's relationships with its major customers and work closely with their senior management. As of March 31, 1997, the Company had a direct sales staff of eight people. The Company warrants new products against defects in design, materials and workmanship, typically for a period of twelve to eighteen months.

         As part of the effort to diversify its product base, the Company has begun to sell multicarrier amplifier systems (including filters and combiners) directly to service providers. To date, these sales have been to providers in the United States and Israel. The Company recognizes that these sales may be in conflict with potential or current OEM sales and is willing to work with its OEM equipment suppliers so that the service provider receives a Spectrian power amplifier system directly or through the OEM. There can be no assurance that the Company's direct sales to service providers will not cause its OEM equipment suppliers to reduce orders or terminate their relationship with the Company. Any such reduction or termination could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The Company markets its products overseas with the assistance of independent sales representatives to customers in Europe, Japan and South Korea. The Company has four sales representatives in Europe covering Austria, Finland, France, Germany, Italy, Sweden and Switzerland, one sales representative dedicated to Japan and a representative organization in South Korea. In addition, the Company is pursuing selected opportunities to sell its RF power transistors and has three independent sales representatives and one sales employee in the United States and Europe addressing this market. The Company continuously evaluates whether to establish direct sales to a particular region or customer depending upon available sales opportunities. The Company's direct sales staff provides sales direction and support to the international sales representatives. Sales outside of the United States represented 73%, 72% and 71% of revenues in fiscal 1997, 1996 and 1995, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The Company expects that international sales will continue to account for a significant portion of its revenues. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer receivables collection periods, unexpected changes in regulatory requirements, tariffs and other trade barriers. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

Manufacturing

         The Company assembles, tests, packages and ships amplifier products at its manufacturing facilities located in Sunnyvale, California. The Company's manufacturing facilities in Sunnyvale consist of a 4-inch wafer fabrication and transistor assembly and test facility and an amplifier assembly and test facility. The Company is winding down operations in its Mountain View 3-inch fabrication facility and anticipates closure of that facility by the end of the first quarter of fiscal 1998.

         Wafer Fabrication. As part of its strategy of vertical integration, the Company operates its own wafer fabrication facility for the production of the RF power transistor, the most important component utilized in the Company's amplifiers. The Company believes that control of the semiconductor manufacturing process allows it to reduce unit costs, control quality, improve time to market delivery and most importantly increase the linearity of the RF power transistors used in its amplifiers. In December 1996, the Company completed construction and facilitation of a more modern, higher capacity 4-inch wafer fabrication facility to further increase production capacity. In addition, the Company utilizes a high volume, third party supplier to supplement wafer capacity on a subcontract basis.

         The design and fabrication of RF power transistors is a unique, complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. There can be no assurance that the Company will be able to maintain acceptable production yields in the future. In addition, the Company's wafer fabrication facility represents a single point of failure in its manufacturing process that would be costly and time-consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations or the loss of employees dedicated to the wafer fabrication facility could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to maintain acceptable wafer production levels either from the 4-inch facility or from the third party wafer supplier, will have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses.

         Transistor Assembly and Test. Once a wafer is processed, it is tested and diced into chips that are attached to a special ceramic package, wire bonded and encapsulated. The packages are designed for maximum thermal and optimum electrical performance which is critical during high power RF operation. These processes require precision for performance and volume manufacturing. The Company utilizes patented transistor packaging techniques to improve the performance and the automated assembly of both transistors and amplifiers. In addition, the Company utilizes a specialized surface mount packaging process to improve transistor assembly while enhancing thermal performance, lowering costs and improving reliability.

         Amplifier Assembly and Test. The Company's amplifier manufacturing activities consist of purchasing components, assembling and testing components and subassemblies, and integrating subassemblies into finished products. The Company's amplifiers consist of a variety of subassemblies and components designed or specified by the Company, including housings, harnesses, cables, packaged RF power transistors, integrated circuits and printed circuit boards. Except for the RF power transistors, these components and subassemblies are manufactured by third parties and are shipped to the Company for final assembly. The most critical step in the assembly process consists of the integration of the Company's internally produced RF power transistors with the externally procured printed circuit boards. Each of the Company's products receives extensive in-process and final quality inspections and tests.

         The Company attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in the Company's products are currently available only from single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, the Company has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. If the Company were unable to obtain sufficient quantities of components, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company continues to initiate actions to reduce its manufacturing costs. The Company has negotiated master purchase agreements with its vendors to have substantially all of its parts bid on an annual basis rather than on a monthly basis, which it believes has generated significant volume discounts. The Company is also implementing standardized automated test processes and material handling throughout the manufacturing area which is also designed to reduce costs. There can be no assurance that these activities will reduce costs as quickly as anticipated reductions in average selling prices of the Company's products. Any failure to achieve continued manufacturing cost reductions could have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development

         The Company's research and development efforts are focused on the design of new RF power transistors and power amplifiers, improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products. The Company's research and development staff is organized into a semiconductor group and an amplifier group. The Company uses an automated design environment and employs advanced workstations to model RF power transistors and amplifiers. This design environment, together with the Company's modular product architecture and configurable core technologies, allow it to rapidly define, develop and deliver on a timely basis the new and enhanced products demanded by its OEM customers.

         The Company has historically devoted a significant portion of its resources to research and development programs and expects to continue to do so. As of March 31, 1997, the Company had 108 people engaged in research and development. The Company's research and development expenses in fiscal 1997, 1996 and 1995 were $17.2 million, $14.5 million and $11.4 million, respectively, and represented 19%, 20% and 18%, respectively, of total revenues. The Company in the past funded a significant portion of its research and development from NRE revenues received from customers in connection with the design and development of application specific products. NRE revenues have declined in the past three years and the Company expects NRE revenue to further decline in future years due to the competitive development climate. Costs associated with customer funded research and development were $2.1 million, $4.5 million and $5.8 million for fiscal 1997, 1996 and 1995, respectively. See Note 1 of Notes to Consolidated Financial Statements.

         The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The Company's future success depends on its ability to develop new products in a timely manner that compete effectively on the basis of price and performance and that adequately address OEM customer requirements. No assurance can be given that the Company's product development efforts will be successful, that its new products will achieve customer acceptance or that its customers' products will achieve customer acceptance. In addition, as is characteristic of the wireless communications equipment industry, the average sales prices of the Company's products have historically decreased over the products' lives and are expected to continue to do so. To offset declining average sales prices, the Company believes that in the near term it must develop new products that incorporate advanced features and can be sold at higher average sales prices. To the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher sales prices and margins, the Company's business, financial condition and results of operations could be materially adversely affected.

Patents and Proprietary Technology

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 13 United States patents which expire from 2008 to 2015. In addition, the Company has 14 United States patent applications pending, including one that has been allowed but not yet formally issued. The Company also has been awarded six foreign patents and has four foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

         Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, CAD design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and non-disclosure agreements with its employees, suppliers, OEM customers, licensees and potential customers and licensees and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations. As is typical in the communications equipment industry, the Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The principal elements of competition in the Company's market include product linearity and functionality, other technical capabilities, the ability to design products for manufacturability and volume production, time-to-market delivery capabilities, the ability to source low cost, high performance RF transistors, standards compliance, product quality and reliability and price. The Company believes that overall it competes favorably with respect to the foregoing elements, and as a result, the Company's products are generally priced higher than those offered by its competitors.

         The ability of the Company to compete successfully and sustain profitability depends in part upon the rate at which customers incorporate the Company's products into their systems. The Company believes that a substantial majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of a small number of wireless equipment OEMs and offered for sale as part of their wireless systems. The Company's future success is dependent upon the extent to which these major wireless equipment OEMs elect to purchase from outside sources rather than manufacture their own amplifiers. There can be no assurance that customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. The Company's major customers, including Northern Telecom and LGIC, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. These customers and other large manufacturers of wireless communications equipment could also elect to enter into the merchant market and compete directly with the Company. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

         The Company's principal competitors in the market for wireless amplification products provided by independent suppliers currently include Powerwave Technologies, Hewlett-Packard Wireless Infrastructure Division, M/A-COM (a subsidiary of AMP), Microwave Power Devices, Inc., AML Communications and Amplidyne. Certain of these competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market.

         The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company has experienced significant price competition, which has in the past affected gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market.

Backlog

         The Company's backlog of orders as of March 31, 1997 and March 31, 1996 was $26.8 million and $27.5 million, respectively, of which, as of March 31, 1997, approximately 99% was scheduled to be shipped within the next 12 months. In general, the Company includes in its backlog only those orders for which it has accepted purchase orders. As part of the Company's close working relationships with its major customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their amplifiers, and if necessary, to inventory products at the Company's facilities for just-in-time delivery. Therefore, although contracts with such customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only days or a few weeks prior to the actual required delivery dates. In addition, the Company's customers may cancel or defer orders without significant penalty. The Company's backlog at any particular date may not be representative of actual sales for any succeeding period because of orders received for products to be shipped in the same quarter in which such orders are received, potential changes in product delivery schedules, cancellations of orders and potential manufacturing problems or other delays in product shipments.

American Microwave Technology, Inc.

         In April 1997, the Company sold its wholly-owned subsidiary, American Microwave Technology, Inc. ("AMT"), to the management group and employees of AMT for approximately $4.0 million, realizing a net gain of approximately $500,000 after disposition of AMT's assets. The Company decided to divest AMT, which designs, develops and manufactures radio frequency power amplifier systems for selected wireless, scientific and application specific markets, after concluding AMT's market focus had become less synergistic with the Company's core business. In fiscal 1997 and 1996, AMT accounted for approximately 7% and 10%, respectively, of the Company's revenue.

Employees

         As of March 31, 1997, the Company had a total of 677 regular, temporary and contract employees, including 505 in manufacturing, 108 in research and development, 27 in sales and 37 in administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.           PROPERTIES

         The Company's principal administrative, engineering and manufacturing facilities are located in two buildings of approximately 141,000 square feet in Sunnyvale, California. In November 1996, the Company entered into several agreements in connection with a transaction with respect to these properties. Pursuant to the agreements, the Company sold the Properties to SPEC (CA) QRS
12-20, Inc. ("SPEC"), and pursuant to the terms of a lease agreement, SPEC agreed to lease the Properties to the Company for a term of 15 years (with two options to extend the lease for up to an additional ten years). The lease agreement also provides that the Company shall have the right of first refusal to purchase the Properties from SPEC upon the occurrence of certain conditions. In addition, in March 1997, the Company entered into a 10-year lease for a third building of approximately 39,000 square feet in Sunnyvale, California located between the Company's two occupied buildings. The Company is currently subleasing this building to third parties under month-to-month lease arrangements. The building is owned by a limited liability company of which the Company owns 91.5%.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the Company's executive officers are as follows:


Name                       Age   Position
----                       ---   --------
Garrett A. Garrettson.....  53   President, Chief Executive Officer and Director
Bruce R. Wright...........  48   Executive Vice President, Finance and
                                    Administration, Chief Financial Officer
                                    and Secretary
Stephen B. Greenspan......  55   Executive Vice President of Operations and
                                     Chief Operating Officer
Joseph M. Veni............  45   Senior Vice President, Sales and Marketing
William Zucker............  39   Vice President, Marketing

         Garrett A. Garrettson joined the Company in April 1996 as President, Chief Executive Officer and director. Between March 1993 and March 1996, he served as President and Chief Executive Officer of Censtor Corporation, which designed and sold technology related to magnetic recording heads for the disk drive industry. From 1986 to March 1993, he served as a Vice President of Imprimis Technology Incorporated ("Imprimis"), a wholly-owned subsidiary of Control Data Corporation, and subsequently as a Vice President of Seagate Technology, Inc. ("Seagate") when it acquired Imprimis in 1989. Prior to 1986, Mr. Garrettson held a variety of positions with Hewlett-Packard Company and served in the United States Navy. Mr. Garrettson also serves as a director of Censtor Corporation and Benton Oil and Gas Company. He received his B.S. and M.S. in Engineering Physics and a Ph.D. in Mechanical Engineering from Stanford University.

         Bruce R. Wright joined the Company on May 1, 1997 as Executive Vice President of Finance and Administration, Chief Financial Officer and Secretary. Prior to joining the Company, he was Chief Financial Officer at Tencor Instruments from December 1991 to April 1997. From January 1988 to July 1991, he was Chief Financial Officer at Teknekron Corporation. Mr. Wright also has experience with Atlantic Richfield Company and the U.S. Air Force. He has a B.A. in Physics from Pomona College, a B.S. in Mechanical Engineering from Cal Tech and an S.M. in Management from MIT.

         Stephen B. Greenspan joined the Company in May 1996 as Executive Vice President of Operations and was named Chief Operating Officer in April 1997. From November 1991 and February 1996, he served as Senior Vice President, Quality at Seagate, a leading supplier of data storage devices, supporting technologies and data management software. Mr. Greenspan also held a variety of positions at Seagate including Vice President of Process Development and Vice President of Domestic and Far East Operations. From March 1986 to August 1987, Mr. Greenspan served as Vice President of Operations at Tandon Corporation, a manufacturer of personal computers. From 1967 to 1986, Mr. Greenspan held a variety of management positions at IBM Corporation related to circuit technologies, personal computer manufacturing and supplier management. He received his B.S. degree in Electrical

Engineering from New Jersey Institute of Technology and M.S. degree in Electrical Engineering from Syracuse University.

         Joseph M. Veni joined the Company in April 1992 as Vice President of Sales and in June 1996 was named to Spectrian's executive staff as Senior Vice President, Sales and Marketing. Prior to April 1992, he was Vice President of Sales and Marketing at TTI-General Signal and prior to that he worked at Cushman Electronics, Inc., Halcyon Communications, Inc., ICS Group, Inc. and Western Union Telegraph Co. in various marketing and sales positions. Mr. Veni received an Associates Degree in Electronics Technology from Mt. San Antonio College.

         William Zucker joined the Company in October 1995 as Vice President of Engineering. In August 1996, Mr. Zucker became Vice President of Product Line Management. In April 1997, he was named Vice President of Marketing. Prior to joining the Company, Mr. Zucker held several positions at AT&T/AT&T Bell Labs including a director of product management from July 1994 to October 1995 and a director of development from November 1991 to July 1994. Mr. Zucker received a B.S. degree in Electrical Engineering from Manhattan College and an M.S. in Electrical Engineering from MIT.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The information required by this Item is incorporated by reference to inside the back cover page of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, filed as Exhibit 13.1 hereto (the "Annual Report to Shareholders").

         Between November 11, 1996 and March 27, 1997, the Registrant issued options to purchase an aggregate of 390,000 shares of Common Stock to three employees at exercise prices of $9.50, $13.75 and $14.50 per share pursuant to Non-Qualified Stock Option Agreements. On April 18, 1997, the Company filed a Registration Statement on Form S-8 registering the 390,000 shares of Common Stock to be issued pursuant to such Non-Qualified Stock Option Agreements.

         The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. All recipients had adequate access, through their relationship with the Company, to information about the Registrant.

ITEM 6:           SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to page 14 of the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 15-17 of the Annual Report to Shareholders.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to pages 18-28 of the Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the Company's Proxy Statement related to the 1997 Annual Meeting of Shareholders to be held July 31, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report and certain other information required by this item is incorporated by reference from the section  captioned  "Compliance  with
Section 16(a) of the Exchange Act" contained in the Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required by this item is incorporated by reference to
the  sections   captioned   "Compensation   Committee   Interlocks  and  Insider
Participation" and "Certain Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

         (a)(1)            Financial Statements

                  The  following   financial   statements  are  incorporated  by
reference in Item 8 of this Report:


                  Report of KPMG Peat Marwick LLP,  Independent Auditors
                  Balance Sheets, March 31, 1997 and 1996
                  Statements of  Operations  for the years ended March 31, 1997,
                    1996 and 1995
                  Statements of Shareholders' Equity for the years ended
                    March 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years ended March 31,
                    1997, 1996 and 1995
                  Notes to Financial Statements


         (a)(2)            Financial Statement Schedules

                  Schedule II -- Valuation and Qualifying  Accounts and Reserves
                    (see page S-1)
                  Independent Auditors' Report (see page S-2)

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         (a)(3)            Exhibits

               3.1(4)      Restated Articles of Incorporation of Registrant.
               3.4(1)      Bylaws of Registrant.
               4.1(11)     Amended  and   Restated   Preferred   Shares   Rights
                           Agreement of January 15, 1997, between the Registrant
                           and  ChaseMellon  Shareholder  Services,  L.L.C.,  as
                           amended, including the form of Rights Certificate and
                           the  Certificate  of  Determination,  the  Summary of
                           Rights  attached  thereto  as  Exhibits  A,  B and C,
                           respectively.
               4.1.1(11)   Letter  Agreement to amend  Preferred  Shares  Rights
                           Agreement  dated as of January 15,  1997  between the
                           Registrant and Kopp Investment Advisors, Inc.
              10.1(1)      Form of Indemnification  Agreement with directors and
                           officers.
              10.2(8)      1992 Stock Plan, as amended.
              10.3(8)      1994 Employee Stock  Purchase  Plan, as amended,  and
                           form of agreement thereunder.
              10.4(1)      1994  Director  Option  Plan  and  form of  agreement
                           thereunder.
              10.5(1)      Amended and Restated  Registration  Rights  Agreement
                           dated as of August  9,  1993 by and among  Registrant
                           and certain individuals and entities named therein.
              10.6.1(1)    Lease  between  Registrant  and Portola  Land Company
                           dated March 28, 1984, as amended.
              10.6.2(1)    Lease  between   Registrant  and  465  Mountain  View
                           Properties   Incorporated  dated  May  15,  1990,  as
                           amended.
              10.6.3(1)    Standard  Industrial   Lease-Multiple-Tenant  between
                           American  Microwave  Technology,  Inc. and Enterprise
                           Business Center-Brea dated December 19, 1990.
              10.7.1(1)    Business  Loan  Agreement   between   Registrant  and
                           Silicon  Valley Bank dated May 21, 1992,  as amended,
                           and ancillary documents thereto.
              10.7.2(1)    Amendment   to  Business   Loan   Agreement   between
                           Registrant  and  Silicon  Valley  Bank dated June 27,
                           1994.
              10.8(+1)     Supply  Agreement  between  Registrant  and  Northern
                           Telecom Canada Limited dated July 16, 1993.
              10.9(+1)     Agreement between Registrant and Matra  Communication
                           dated March 24, 1993.
              10.10.1(+1)  Agreement  among  Registrant  and  Ericsson GE Mobile
                           Communications,   Inc.,  Ericsson  Radio  Access  AB,
                           Ericsson Mobile  Communications AB and Ericsson Radio
                           Systems   AB  dated  July  21,   1993   (collectively
                           "Ericsson").
              10.10.2(+1)  Addendum to Agreement  among  Registrant and Ericsson dated June 29, 1994.
              10.10.3(+1)  Addendum to Agreement  among  Registrant and Ericsson dated June 29, 1994.
              10.11(+2)    Hardware  Development  Agreement  dated  July 6, 1994
                           between Northern Telecom Limited and Registrant.
              10.12(+3)    Hardware Development Agreement dated October 18, 1994
                           between Northern Telecom Limited and Registrant.

              10.13(+4)    Hardware Supply Agreement dated April 6, 1995 between
                           Northern Telecom Limited and Registrant
              10.14(4)     Employment  Agreement  dated  January 6, 1992 between
                           Registrant and C. Woodrow Rea, Jr.
              10.15(4)     Employment  Agreement  dated  January 6, 1992 between
                           Registrant and David S. Wisherd.
              10.16(5)     Purchase and Sale Agreement between Metropolitan Life
                           Insurance Company and Registrant.
              10.17(+6)    Development  and Supply  Agreement  between  QUALCOMM
                           Incorporated and Registrant.
              10.18(+7)    Purchasing  Agreement  between Airnet  Communications
                           Corporation and Registrant.
              10.19(8)     Employment  Agreement  between  Garrett A. Garrettson
                           and Registrant.
              10.20(8)     Employment Agreement between Stephen B. Greenspan and
                           Registrant.
              10.21(9)     Term Loan Agreement  between  Silicon Valley Bank and
                           Registrant
              10.22(10)    Lease  Agreement  dated November 19, 1996 between the
                           Registrant and SPEC (CA) QRS 12-20, Inc.
              10.23(10)    Bill  of  Sale  dated   November   19,  1996  by  the
                           Registrant to SPEC (CA) QRS 12-20, Inc.
              10.24        Employment Agreement dated March 11, 1997 between the
                           Registrant and Bruce R. Wright.
              10.25        Letter  Agreement  dated November 6, 1996 between the
                           Company and Edward Supplee.
              10.26(12)    Stock  Option   Agreement  dated  November  26,  1997
                           between Registrant and Garrett A. Garrettson.
              10.27(12)    Stock  Option   Agreement  dated  November  26,  1997
                           between Registrant and Garrett A. Garrettson.
              10.28(12)    Stock Option  Agreement  dated March 24, 1997 between
                           Registrant and Bruce Wright.
              10.29(12)    Stock Option  Agreement  dated March 20, 1997 between
                           Registrant and Michael Morrione.
              10.30        Stock  Option  Agreements  dated  April 17,  1996 and
                           August 7, 1996  between  Registrant  and  Stephen  B.
                           Greenspan.
              11.1         Computation of net income (loss) per share.
              13.1         Annual  Report  to  Shareholders  for the year  ended
                           March 31, 1997.
              23.1         Consent of KPMG Peat Marwick LLP.
              24.1         Power of Attorney (included on page 27).
              27.1         Financial Data Schedule.

---------------------------
+ Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
1 Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-79952) as declared effective by the Securities and Exchange Commission August 2, 1994.

2 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.
3 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.
4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
5 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.
6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
7 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995.
8 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
9 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996
10       Incorporated by reference to the  Registrant's  Form 8-K dated November
         19, 1996.
11 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.
12 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on April 17, 1997.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

         (c)  Exhibits.  See Item 14(a)(3) above.

         (d)  Financial Statement Schedules.   See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPECTRIAN CORPORATION

                                      By:  /s/ Garrett A. Garrettson
                                          -------------------------------------
                                          Garrett A. Garrettson
                                          President, Chief Executive Officer and
                                          Director

Date: June 24, 1997

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Garrett A. Garrettson and Bruce R. Wright, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
             Signature                                      Title                                Date
             ---------                                      -----                                ----

/s/ GARRETT A. GARRETTSON                    President, Chief Executive Officer and                   June 24, 1997
--------------------------------------       Director (Principal Executive Officer)
     Garrett A. Garrettson

/s/ BRUCE R. WRIGHT                          Executive Vice President, Finance and                    June 24, 1997
--------------------------------------       Administration, Chief Financial Officer
      Bruce R. Wright                        and Secretary (Principal Financial and
                                             Accounting Officer)

/s/ JAMES A. COLE                            Director                                                 June 24, 1997
--------------------------------------
    James A. Cole

/s/ ROBERT C. WILSON                         Director                                                 June 24, 1997
--------------------------------------
    Robert C. Wilson

/s/ ERIC A. YOUNG                            Director                                                 June 24, 1997
--------------------------------------
   Eric A. Young

/s/ MARTIN COOPER                            Director                                                 June 24, 1997
--------------------------------------
    Martin Cooper

                                                                     SCHEDULE II


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


                              Balance at    Additions
Allowance for Doubtful        Beginning    Charged to                Balance at
Accounts and Sales Returns:   of Period    Income     Deductions   End of Period
                              --------------------------------------------------
          1997                 $ 339        $  36         $  10        $ 365
          1996                 $ 454        $  14         $ 129        $ 339
          1995                 $ 377        $  82         $   5        $ 454

                       Independent Auditors' Report


The Board of Directors and Shareholders
Spectrian Corporation:


Under date of April 11, 1997, we reported on the consolidated balance sheets of Spectrian Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index appearing under
Item 14(a)(2) of the Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





San Jose, California
April 11, 1997

                                INDEX TO EXHIBITS

                                                                   Sequentially
Exhibits                                                           Numbered Page
--------                                                           -------------

 3.1(4)      Restated Articles of Incorporation of Registrant.
 3.4(1)      Bylaws of Registrant.
 4.1(11)     Amended  and   Restated   Preferred   Shares   Rights
             Agreement of January 15, 1997, between the Registrant
             and  ChaseMellon  Shareholder  Services,  L.L.C.,  as
             amended, including the form of Rights Certificate and
             the  Certificate  of  Determination,  the  Summary of
             Rights  attached  thereto  as  Exhibits  A,  B and C,
             respectively.
 4.1.1(11)   Letter  Agreement to amend  Preferred  Shares  Rights
             Agreement  dated as of January 15,  1997  between the
             Registrant and Kopp Investment Advisors, Inc.
10.1(1)      Form of Indemnification  Agreement with directors and
             officers.
10.2(8)      1992 Stock Plan, as amended.
10.3(8)      1994 Employee Stock  Purchase  Plan, as amended,  and
             form of agreement thereunder.
10.4(1)      1994  Director  Option  Plan  and  form of  agreement
             thereunder.
10.5(1)      Amended and Restated  Registration  Rights  Agreement
             dated as of August  9,  1993 by and among  Registrant
             and certain individuals and entities named therein.
10.6.1(1)    Lease  between  Registrant  and Portola  Land Company
             dated March 28, 1984, as amended.
10.6.2(1)    Lease  between   Registrant  and  465  Mountain  View
             Properties   Incorporated  dated  May  15,  1990,  as
             amended.
10.6.3(1)    Standard  Industrial   Lease-Multiple-Tenant  between
             American  Microwave  Technology,  Inc. and Enterprise
             Business Center-Brea dated December 19, 1990.
10.7.1(1)    Business  Loan  Agreement   between   Registrant  and
             Silicon  Valley Bank dated May 21, 1992,  as amended,
             and ancillary documents thereto.
10.7.2(1)    Amendment   to  Business   Loan   Agreement   between
             Registrant  and  Silicon  Valley  Bank dated June 27,
             1994.
10.8(+1)     Supply  Agreement  between  Registrant  and  Northern
             Telecom Canada Limited dated July 16, 1993.
10.9(+1)     Agreement between Registrant and Matra  Communication
             dated March 24, 1993.
10.10.1(+1)  Agreement  among  Registrant  and  Ericsson GE Mobile
             Communications,   Inc.,  Ericsson  Radio  Access  AB,
             Ericsson Mobile  Communications AB and Ericsson Radio
             Systems   AB  dated  July  21,   1993   (collectively
             "Ericsson").
10.10.2(+1)  Addendum to Agreement  among  Registrant and Ericsson dated June 29, 1994.

                                                                   Sequentially
Exhibits                                                           Numbered Page
--------                                                           -------------

10.10.3(+1)  Addendum to Agreement  among  Registrant and Ericsson dated June 29, 1994.
10.11(+2)    Hardware  Development  Agreement  dated  July 6, 1994
             between Northern Telecom Limited and Registrant.
10.12(+3)    Hardware Development Agreement dated October 18, 1994
             between Northern Telecom Limited and Registrant.
10.13(+4)    Hardware Supply Agreement dated April 6, 1995 between
             Northern Telecom Limited and Registrant
10.14(4)     Employment  Agreement  dated  January 6, 1992 between
             Registrant and C. Woodrow Rea, Jr.
10.15(4)     Employment  Agreement  dated  January 6, 1992 between
             Registrant and David S. Wisherd.
10.16(5)     Purchase and Sale Agreement between Metropolitan Life
             Insurance Company and Registrant.
10.17(+6)    Development  and Supply  Agreement  between  QUALCOMM
             Incorporated and Registrant.
10.18(+7)    Purchasing  Agreement  between Airnet  Communications
             Corporation and Registrant.
10.19(8)     Employment  Agreement  between  Garrett A. Garrettson
             and Registrant.
10.20(8)     Employment Agreement between Stephen B. Greenspan and
             Registrant.
10.21(9)     Term Loan Agreement  between  Silicon Valley Bank and
             Registrant
10.22(10)    Lease  Agreement  dated November 19, 1996 between the
             Registrant and SPEC (CA) QRS 12-20, Inc.
10.23(10)    Bill  of  Sale  dated   November   19,  1996  by  the
             Registrant to SPEC (CA) QRS 12-20, Inc.
10.24        Employment Agreement dated March 11, 1997 between the
             Registrant and Bruce R. Wright.
10.25        Letter  Agreement  dated November 6, 1996 between the
             Company and Edward Supplee.
10.26(12)    Stock  Option   Agreement  dated  November  26,  1997
             between Registrant and Garrett A. Garrettson.
10.27(12)    Stock  Option   Agreement  dated  November  26,  1997
             between Registrant and Garrett A. Garrettson.
10.28(12)    Stock Option  Agreement  dated March 24, 1997 between
             Registrant and Bruce Wright.
10.29(12)    Stock Option  Agreement  dated March 20, 1997 between
             Registrant and Michael Morrione.

                                                                   Sequentially
Exhibits                                                           Numbered Page
--------                                                           -------------

10.30 Stock Option Agreements dated April 17, 1996 and August 7, 1996 between Registrant and Stephen B. Greenspan.
11.1         Computation of net income (loss) per share.
13.1         Annual  Report  to  Shareholders  for the year  ended
             March 31, 1997.
23.1         Consent of KPMG Peat Marwick LLP.
24.1         Power of Attorney (included on page 27).
27.1         Financial Data Schedule

---------------------------
+ Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
1 Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-79952) as declared effective by the Securities and Exchange Commission August 2, 1994.
2 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.
3 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.
4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
5 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.
6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
7 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995.
8 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
9 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996
10       Incorporated by reference to the  Registrant's  Form 8-K dated November
         19, 1996.
11 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.
12 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on April 17, 1997.