Form 10-Q
period 1997-06-28
SPECTRIAN CORP /CA/
filed 1997-07-25
CIK 925054

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended June 28, 1997

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                            Yes  /X/         No  / /

As of June 28, 1997 there were 8,357,157 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SPECTRIAN CORPORATION

                                   FORM 10-Q
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------
Cover Page..............................................................................................           1

Index...................................................................................................           2

PART I--FINANCIAL INFORMATION

  ITEM 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Condensed consolidated balance sheets--June 28, 1997 and March 31, 1997.............................           3

    Condensed consolidated statements of operations--three months ended June 28, 1997 and June 29,
     1996...............................................................................................           4

    Condensed consolidated statements of cash flows--three months ended June 28, 1997 and June 29,
     1996...............................................................................................           5

    Notes to condensed consolidated financial statements................................................           6

  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........           8

PART II--OTHER INFORMATION

  ITEM 6--Exhibits......................................................................................          20

    Signatures..........................................................................................          21

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                            JUNE 28,     MARCH 31,
                                                                                              1997         1997
                                                                                           -----------  -----------
                                                      ASSETS

Current assets:
  Cash and cash equivalents..............................................................   $  11,825    $   6,240
  Accounts receivable, less allowance for doubtful accounts of $362 and $365,
    respectively.........................................................................      22,259       15,825
  Inventories............................................................................      22,903       17,301
  Prepaid expenses and other current assets..............................................       1,846        1,806
                                                                                           -----------  -----------
    Total current assets.................................................................      58,833       41,172
Property and equipment, net..............................................................      25,714       25,461
                                                                                           -----------  -----------
                                                                                            $  84,547    $  66,633
                                                                                           -----------  -----------
                                                                                           -----------  -----------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................................   $  15,077    $   8,101
  Accrued liabilities....................................................................      10,112        7,421
  Current portion of debt obligations....................................................       1,522        1,588
                                                                                           -----------  -----------
    Total current liabilities............................................................      26,711       17,110
Debt obligations, net of current portion.................................................       6,705        7,057
                                                                                           -----------  -----------
    Total liabilities....................................................................      33,416       24,167
                                                                                           -----------  -----------
Shareholders' equity:
  Common stock, no par value, 20,000,000 shares authorized; 8,357,157 and 8,265,230
    shares issued and outstanding, respectively..........................................      55,665       53,395
  Accumulated deficit....................................................................      (4,534)     (10,929)
                                                                                           -----------  -----------
    Total shareholders' equity...........................................................      51,131       42,466
                                                                                           -----------  -----------
                                                                                            $  84,547    $  66,633
                                                                                           -----------  -----------
                                                                                           -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                              --------------------
                                                                                              JUNE 28,   JUNE 29,
                                                                                                1997       1996
                                                                                              ---------  ---------
Revenues....................................................................................  $  45,766  $   9,923
                                                                                              ---------  ---------

Costs and expenses:
  Cost of product sales.....................................................................     32,051      8,491
  Research and development..................................................................      4,241      4,293
  Selling, general and administrative.......................................................      3,461      2,379
                                                                                              ---------  ---------
                                                                                                 39,753     15,163
                                                                                              ---------  ---------
    Operating income (loss).................................................................      6,013     (5,240)
Interest expense, net.......................................................................        (19)       (74)
Other income, net...........................................................................      1,530     --
                                                                                              ---------  ---------
Income (loss) before income taxes...........................................................      7,524     (5,314)
Income tax expense..........................................................................      1,129     --
                                                                                              ---------  ---------
Net income (loss)...........................................................................  $   6,395  $  (5,314)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income (loss) per share:
    Primary.................................................................................  $    0.72  $   (0.66)
    Fully diluted...........................................................................  $    0.68  $   (0.66)

Shares used in computing per share amounts:
    Primary.................................................................................      8,917      8,039
    Fully diluted...........................................................................      9,390      8,039

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                               --------------------
                                                                                               JUNE 28,   JUNE 29,
                                                                                                 1997       1996
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net income (loss)..........................................................................  $   6,395  $  (5,314)

  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Gain on sale of subsidiary...............................................................     (1,530)    --
    Depreciation and amortization............................................................      2,088      1,453
    Stock option compensation expense........................................................     --             25
    Tax benefit associated with stock options................................................      1,129     --

    Changes in operating assets and liabilities
      Accounts receivable....................................................................     (7,167)     5,968
      Inventories............................................................................     (7,178)    (5,155)
      Prepaid expenses and other assets......................................................        (77)      (147)
      Accounts payable.......................................................................      7,762     (1,408)
      Accrued liabilities....................................................................      2,940       (811)
                                                                                               ---------  ---------
        Net cash provided by (used for) operating activities.................................      4,362     (5,389)
                                                                                               ---------  ---------
Cash flows from investing activities:
  Proceeds from sale of short-term investments...............................................     --          3,002
  Purchase of property and equipment.........................................................     (3,516)    (4,699)
  Proceeds from sale of subsidiary...........................................................      4,016     --
                                                                                               ---------  ---------
        Net cash provided by (used for) investing activities.................................        500     (1,697)
                                                                                               ---------  ---------
Cash flows from financing activities:
  Proceeds from debt.........................................................................     --          6,000
  Repayment of debt..........................................................................       (418)    --
  Proceeds from sales of Common Stock, net...................................................      1,141        804
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................        723      6,804
                                                                                               ---------  ---------
        Net increase (decrease) in cash and cash equivalents.................................      5,585       (282)
        Cash and cash equivalents, beginning of period.......................................      6,240      1,163
                                                                                               ---------  ---------
        Cash and cash equivalents, end of period.............................................  $  11,825  $     881
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                      SPECTRIAN CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as incorporated by reference in the Company's Form 10-K for fiscal year ended March 31, 1997. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1998, or any other future period.

NOTE 2: BALANCE SHEET COMPONENTS

    Balance sheet components are as follows:

                                                                         JUNE 28,    MARCH 31,
                                                                           1997        1997
                                                                         ---------  -----------
                                                                             (IN THOUSANDS)
Inventories:
  Raw materials........................................................  $  11,769   $   9,315
  Work in process......................................................      9,850       6,699
  Finished goods.......................................................      1,284       1,287
                                                                         ---------  -----------
                                                                         $  22,903   $  17,301
                                                                         ---------  -----------
                                                                         ---------  -----------
Property and equipment:
  Machinery and equipment..............................................  $  37,098   $  37,181
  Land, building and improvements......................................      2,828       2,822
  Furniture and fixtures...............................................      1,376       1,376
  Leasehold improvements...............................................        898         867
                                                                         ---------  -----------
                                                                            42,200      42,246
  Less accumulated depreciation and amortization.......................     16,486      16,785
                                                                         ---------  -----------
                                                                         $  25,714   $  25,461
                                                                         ---------  -----------
                                                                         ---------  -----------
Accrued liabilities:
  Employee compensation and benefits...................................  $   4,306   $   3,772
  Warranty.............................................................      2,440       1,940
  Other accrued liabilities............................................      3,366       1,709
                                                                         ---------  -----------
                                                                         $  10,112   $   7,421
                                                                         ---------  -----------
                                                                         ---------  -----------

NOTE 3: REVENUE RECOGNITION

    The Company recognizes product sales upon shipment and concurrently accrues for expected warranty expenses. Repair and service revenues are recognized when the service is performed.

                      SPECTRIAN CORPORATION AND SUBSIDIARY

NOTE 4: EARNINGS PER SHARE COMPUTATION

    Primary net income (loss) per share has been computed using the weighted average number of outstanding shares of common stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Common stock options are assumed to be exercised and the proceeds used to buy back common stock using the treasury stock method and the Company's average stock price for the quarter ended June 28, 1997. Due to the net loss incurred during the three month period ending June 29, 1996, common stock options outstanding would be antidilutive and are therefore not included in the loss per share calculation for that period. Fully diluted net income per share for the quarter ended June 28, 1997 was computed using the treasury stock method and the Company's stock price at June 28, 1997.

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures [or potentially dilutive securities, such as convertible debt, options and warrants], diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements, and that diluted EPS will approximate fully diluted earnings per share as presented in the accompanying condensed consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CERTAIN STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: THE STATEMENTS IN THE SECOND PARAGRAPH OF "OVERVIEW" REGARDING THE IMPACT ON THE COMPANY OF A LOSS OF A MAJOR OEM CUSTOMER; THE STATEMENTS IN "FACTORS AFFECTING FUTURE OPERATING RESULTS;" THE STATEMENTS IN THE SECOND PARAGRAPH OF "--LIQUIDITY AND CAPITAL RESOURCES" CONCERNING RENEWAL OF THE REVOLVING LINE OF CREDIT; AND THE STATEMENTS IN THE LAST PARAGRAPH UNDER "--LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE ANTICIPATED SPENDING FOR CAPITAL ADDITIONS IN FISCAL 1998 AND THE SUFFICIENCY OF THE COMPANY'S AVAILABLE RESOURCES TO MEET WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS. THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

    The Company designs, manufactures and markets highly linear single carrier and multicarrier radio frequency ("RF") power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Northern Telecom Limited ("Northern Telecom"). The Company pursues a strategy of vertical integration in its design and manufacturing processes, including the opening of a 3-inch wafer fabrication facility in 1985 and the conversion in 1996 an increased capacity at its 4-inch wafer fabrication facility. As a result, the Company has a higher level of fixed costs and is dependent upon substantial revenue to achieve profitability. In the third quarter of fiscal 1996 and the first quarter of fiscal 1997, product orders fell sharply resulting in substantial losses. In recent periods, orders have increased significantly and the Company has returned to profitability.

    During fiscal 1996, Northern Telecom and Nortel Matra accounted for approximately 58% and 17% of revenues, respectively. During fiscal 1997, Northern Telecom and Nortel Matra accounted for approximately 63% and 12% of revenues, respectively. During the three months ended June 28, 1997, Northern Telecom, Nortel Matra Communications ("Nortel Matra"), in which Northern Telecom has an equity interest, and LG Information and Communications Limited ("LGIC") accounted for approximately 55%, 22% and 18% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

    The Company's vertical integration strategy entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to recognize economies of scale.

    The market for the Company's products is becoming increasingly competitive. The Company has recently begun selling its power amplifier products in South Korea, as well as directly to cellular service providers where its competitors are already established as suppliers. In addition, the Company competes with at least one amplifier manufacturer for business from Northern Telecom. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and the gross margin on product sales.

                                                                                                   THREE MONTHS ENDED
                                                                                                ------------------------
                                                                                                 JUNE 29,     JUNE 28,
                                                                                                   1996         1997
                                                                                                -----------  -----------
Revenues......................................................................................       100.0%       100.0%
                                                                                                     -----        -----
Costs and expenses:
  Cost of product sales.......................................................................        85.6         70.0
  Research and development....................................................................        43.2          9.3
  Selling, general and administrative.........................................................        24.0          7.6
                                                                                                     -----        -----
    Total costs and expenses..................................................................       152.8         86.9
                                                                                                     -----        -----
    Operating income (loss)...................................................................       (52.8)        13.1
Interest income (expense), net................................................................        (0.8)      --
Other income, net.............................................................................      --              3.3
                                                                                                     -----        -----
  Income (loss) before income taxes...........................................................       (53.6)        16.4
Income tax expense............................................................................      --              2.4
                                                                                                     -----        -----
    Net income (loss).........................................................................       (53.6)%       14.0%
                                                                                                     -----        -----
                                                                                                     -----        -----
Gross margin on product sales.................................................................        11.2%        29.1%

    REVENUES. The Company's revenues increased by 361% to $45.8 million for the three months ended June 28, 1997 from $9.9 million for the three months ended June 29, 1996. This substantial increase in revenues reflects both the below normal customer demand experienced in the quarter ended June 29, 1996 as well as a significant increase in demand, primarily by Northern Telecom, for the Company's existing single carrier TDMA, CDMA and GSM products and the introduction and customer acceptance of several new single carrier products, including second generation CDMA and GSM products.

    COST OF PRODUCT SALES. Cost of product sales consists primarily of raw materials, RF semiconductor fabrication costs, amplifier assembly and test costs, overhead and warranty costs, and does not include costs incurred in connection with non-recurring engineering ("NRE") revenues. The Company's cost of product sales increased by 278% to $32.1 million for the three months ended June 28, 1997 from $8.5 million for the three months ended June 29, 1996. Gross margin on product sales was 29.1% for the three months ended June 28, 1997 as compared to 11.2% for the three months ended June 29, 1996. The significant improvement in product gross margin primarily reflects the benefits of spreading fixed manufacturing overhead spending over a larger number of units sold for the three months ended June 28, 1997 compared to the three months ended June 29, 1996.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 1.2% to $4.2 million in the three months ended June 28, 1997 from $4.3 million in the three months ended June 29, 1996. Research and development spending in the three months ended June 29, 1996 included development costs for the Company's 4-inch wafer fabrication facility. The slight decrease in R&D spending in the three months ended June 28, 1997 reflects the absence of these facility development costs offset by increased spending, primarily in semiconductor R&D. R&D expenses as a percentage of revenues decreased to 9.3% in the three months ended June 28, 1997 from 43.2% for the three months ended June 29, 1996, reflecting the substantially higher revenue levels in the three months ended June 28, 1997. Research and development expenses also include costs associated with NRE revenues, which were not material in either three month period.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 45.5% to $3.5 million for the three months ended June 28, 1997 from $2.4 million for the three months ended June 29, 1996, primarily due to increases in sales and administrative headcount, outside commissions paid for South Korean sales and to a lesser extent the establishment of a South Korean sales support office. SG&A expenses as a percentage of revenues decreased to 7.6% for the three months ended June 28, 1997 from 24.0% for the three months ended June 29, 1996 as a result of the substantially higher revenue levels in the three months ended June 28, 1997.

    INTEREST INCOME (EXPENSE), NET. Interest expense, net for the three months ended June 28, 1997 was $19,000 compared to net interest expense of $74,000 for the three months ended June 29, 1996. The reduction in net interest expense was primarily the result of higher interest income earned on higher cash balances.

    OTHER INCOME, NET. Other income of $1.5 million was recorded during the three months ended June 28, 1997 representing the net gain realized from the cash sale of the Company's wholly owned subsidiary, American Microwave Technology, Inc. ("AMT"), to the management group and employees of AMT. No other expense or other income was recorded in the three months ended June 29, 1996.

    INCOME TAXES. The Company recorded an income tax expense of $1.1 million for the three months ended June 28, 1997. The effective tax rate of 15% reflects the use of net operating loss carryforwards for the three months ended June 28, 1997. No tax provision was made during the three months ended June 29, 1996 due to the substantial net loss incurred in that quarter. At June 28, 1997, the Company had federal and state net operating loss carryforwards ("NOLs") for tax reporting purposes of approximately $29 million and $9 million, respectively. Approximately $8.9 million of the benefit of the federal and state NOLs relate to stock option compensation and will be credited to equity when realized. The Company's ability to use its NOLs against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    CUSTOMER CONCENTRATION; DEPENDENCE ON NORTHERN TELECOM. The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent"), Motorola Corporation ("Motorola"), Northern Telecom, Nortel Matra, and Siemens AG ("Siemens"). The Company's revenues are derived primarily from sales to a limited number of these OEMs, particularly Northern Telecom and Nortel Matra. During fiscal 1996, Northern Telecom and Nortel Matra accounted for approximately 58% and 17% of revenues, respectively. During fiscal 1997, Northern Telecom and Nortel Matra accounted for approximately 63% and 12% of revenues, respectively. During the three months ended June 28, 1997, Northern Telecom, Nortel Matra and LGIC accounted for approximately 55%, 22% and 18% of revenues, respectively. Furthermore, a substantial portion of revenues from Northern Telecom and Nortel Matra in fiscal 1996, fiscal 1997 and the three months ended June 28, 1997 resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company, Northern Telecom and Nortel Matra have an agreement, renegotiated annually, pursuant to which Northern Telecom and Nortel Matra commit to purchase a substantial percentage of their annual power amplifier requirements from the Company according to a tiered pricing structure. This contract is subject to renegotiation in the fall of 1997 and there can be no assurance that Northern Telecom and Nortel Matra will enter into a similar contract in the future or otherwise agree to purchase the same or similar levels of their power amplifier requirements from the Company or purchase their power amplifier requirements on the same or similar pricing terms. Any reduction in the level of purchases of the Company's amplifiers by Northern Telecom and Nortel Matra, either in absolute quantities or as a percentage of their total power amplifier needs, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Northern Telecom or any other major OEM customer as a customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Northern Telecom and other major OEM customers in future periods, which could result in declining average sales prices for the Company's products. As part of the effort to diversify its product base, in fiscal 1997 the Company began to sell multicarrier amplifier systems directly to service providers. The Company recognizes that these sales may be in conflict with potential or current OEM sales and seeks to work with its OEM equipment suppliers so that the service provider receives a Spectrian power amplifier system directly or through the OEM. There can be no assurance, however, that the Company's direct sales to service providers will not cause its OEM equipment suppliers to reduce orders or terminate their relationships with the Company. Any such reduction or termination would have a material adverse effect on the Company's business, financial condition and results of operations.

    FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's quarterly and annual results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; and changes in inventory levels. While the Company maintains a backlog, the Company's OEM customers may cancel or defer orders without significant penalty. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the latter part of fiscal 1996 and the early part of fiscal 1997, driven partly by delays in the build-out of PCS infrastructure, caused significant fluctuations in the Company's product sales during that period of time.

There can be no assurance that the Company will not experience such fluctuations in the future. In addition, the Company has in the past experienced high manufacturing costs, due in part to rapid increases in production, that have adversely affected the Company's results of operations. The Company's gross margins vary by product due to specific product pricing, design characteristics, production volumes and other factors. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

    INTERNAL AMPLIFIER DESIGN AND PRODUCTION CAPABILITIES OF OEMS. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. Furthermore, the Company believes that once those OEMs that are willing to purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. As a result, the Company's future success is substantially dependent upon the extent to which these major wireless equipment OEMs elect to purchase from outside sources rather than manufacture their own amplifiers. Among the Company's current OEM customers, Northern Telecom, Nortel Matra, LGIC and QUALCOMM Incorporated ("QUALCOMM") continuously evaluate whether to manufacture their own amplifiers. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. Furthermore, the Company's OEM customers and other wireless infrastructure equipment manufacturers are protective of their intellectual property, which may contribute to their decision not to seek power amplifiers from external sources as the compatibility of their own products with third party amplifiers requires extensive specifications. While the Company takes measures to ensure the confidentiality of any such intellectual property disclosed to the Company by the OEM customers or developed by the Company for such customers, the appearance of a close working relationship with a particular OEM customer may adversely affect the Company's ability to establish or maintain a relationship with, or sell products to, competitors of that OEM customer. If, for any reason, the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected.

    RAPID TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS; DEPENDENCE ON NEW PRODUCTS. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The Company's future success depends upon the acceptance of the Company's products, which in turn depends on, among other things, timely completion of new product designs, customization of products to meet the needs of its OEM customers, achievement of acceptable manufacturing yields, and wireless service provider demand for the systems solutions provided by the Company's OEM customers. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. The Company believes this ability will become increasingly critical as any increased adoption of Personal Communications Services ("PCS") and Wireless Local Loop ("WLL") technology is expected to lead to the proliferation of numerous additional RF modulation standards, including solutions customized for individual markets. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects do not result in significant volume production, the Company's business, financial condition and results of operations could be materially adversely affected. If technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in the governmental approval process may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays in the past have had and in the future may have a material adverse effect on the sale of products by the Company and on its results of operations.

    RISKS ASSOCIATED WITH INTERNAL WAFER FABRICATION. The Company's operation of its manufacturing facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. First, fixed costs consist primarily of occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's results of operations. Second, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies and overtime expenses, inefficient material procurement and an inability to recognize economies of scale. These high manufacturing costs and production interruptions have had an adverse effect on the Company's results of operations. In addition, the Company has made and expects to continue to make pricing commitments to OEM customers in anticipation of achieving such manufacturing cost reductions. Any failure to achieve such manufacturing cost reductions could have a material adverse effect on the Company's business, financial condition and results of operations. Third, the design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that the Company will be able to achieve acceptable production yields in the future. In addition, the Company's wafer fabrication facility represents a single point of failure in its manufacturing process that would be costly and time-consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations or the loss of employees dedicated to the wafer fabrication facility could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to maintain acceptable wafer production levels, either from the Company's facility or from a third party wafer supplier, will have a material adverse effect on the Company's business, financial condition and results of operations. Finally, the Company's operation of a wafer fabrication facility subjects the Company to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. However, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. In addition, compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses.

    PRODUCT QUALITY, PERFORMANCE AND RELIABILITY. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. RF semiconductors as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems, although no such problems have had a material adverse effect on the Company's business, financial condition and results of operations. In addition, multicarrier power amplifiers have a higher probability of malfunction because of their greater complexity. There can be no assurance that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's business, financial condition and results of operations. If such defects or failures occur, the Company could experience lost revenue, increased costs (including warranty expense, costs associated with customer support and other product liability related costs), delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

    SOLE OR LIMITED SOURCES OF MATERIALS AND SERVICES. The Company currently procures from single sources certain components and services for its products including cast housings, printed circuit boards, specialized RF components (such as monolithic microwave integrated circuits) and specialized sub-assemblies. The Company purchases these components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Although the Company is currently identifying potential alternative sources of these components, its reliance on sole sources entails certain risks, including reduced control over the price, timely delivery, reliability and quality of the components. Because certain of the Company's sole source and limited source suppliers have limited operating histories and limited financial and other resources, they may prove to be unreliable sources of supply. If the Company were to change any of its sole source vendors, the Company would be required to requalify the components with each new vendor. Requalification could prevent or delay product shipments which could materially and adversely affect the Company's business, financial condition and results of operations. Any inability of the Company to obtain timely deliveries of components of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining these components, and no assurance can be given that shortages will not occur in the future.

    DECLINING AVERAGE SALES PRICES. The Company has experienced, and expects to continue to experience, declining average sales prices for its products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. Therefore, the Company expects to incur increasing pricing pressures from Northern Telecom and its other major OEM customers in future periods, which could result in declining average sales prices for the Company's products. In addition, competition among merchant suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that in the near term it must achieve manufacturing cost reductions, and in the longer term it must develop new products that incorporate advanced features and can be sold at higher average sales prices. If, however, the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations. Also, to the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher sales prices and margins, the Company's business, financial condition and results of operations would be materially adversely affected.

    RISKS OF INTERNATIONAL SALES. Sales outside of the United States were 72%, 73% and 88% of revenues in fiscal 1996, fiscal 1997 and the three months ended June 28, 1997, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition.

    RELIANCE UPON GROWTH OF WIRELESS SERVICES. Sales of power amplifiers to wireless infrastructure equipment suppliers have in the past accounted, and are expected in the future to account, for substantially all of the Company's product sales. Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases more slowly than the Company or its OEM customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected. The success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services, including PCS and WLL, in the United States and internationally. There can be no assurance that the volume and variety of wireless communications services will continue to grow, or that such services will create a demand for the Company's products. The Company believes that continued growth in wireless usage depends on significant reductions in infrastructure capital equipment cost per subscriber and corresponding reductions in wireless service rates, which currently generally remain substantially higher than rates charged by wireline companies.

    MARKET FOR THE COMPANY'S PRODUCTS IS HIGHLY COMPETITIVE. The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers, including Northern Telecom, Nortel Matra, LGIC and QUALCOMM, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources such as the Company. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter the merchant market and compete directly with the Company, and at least one OEM, NEC Corporation ("NEC"), has already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

    The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Hewlett-Packard Wireless Infrastructure Division, M/A-COM (a subsidiary of AMP), Microwave Power Devices, NEC and Powerwave Technologies. Certain of these competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company has experienced significant price competition, which has in the past affected gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market. There can be no assurance that the Company will not be subject to increased price competition or that the Company will be able to compete successfully in the future.

    UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 14 United States patents, and has 15 United States patent applications pending, including one that has been allowed but not yet formally issued. The Company also has been awarded six foreign patents and has seven foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and non-disclosure agreements with its employees, suppliers, OEM customers, licensees and potential customers and licensees and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

    RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop non-infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology.

    GOVERNMENT REGULATION OF COMMUNICATIONS INDUSTRY. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. Although recent deregulation of international communications industries along with recent radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by the Company's OEM customers. These delays have had in the past, and in the future may have, a material adverse effect on the sale of products by the Company to such OEM customers.

    ENVIRONMENTAL REGULATIONS. The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Certain facilities formerly occupied by the Company were located near a Superfund site in an area (the "Study Area") to be studied by the United States Environmental Protection Agency (the "EPA") for hazardous substance contamination. While the Company believes that the EPA has concluded that the Company has not contributed to the contamination or release of hazardous materials in the Superfund site or the Study Area, no assurance can be given that the Company will not receive a notice from the EPA indicating that the Company is liable for significant cleanup costs with respect to the Superfund site or the Study Area which could have a material adverse effect on the

Company's business, financial condition and results of operations. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations.

    PRODUCT LIABILITY RISKS. If wireless telecommunications systems or other systems or devices that rely on or incorporate the Company's products are determined, perceived or alleged to create a health risk, the Company could be named as a defendant, and held liable, in product liability lawsuits commenced by individuals alleging that the Company's products harmed them. The occurrence of any of such event could have a material adverse effect on the Company's business, results of operations and financial condition. Any alleged health or environmental risk could also lead to a delay or prohibition against the installation of wireless networks which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, an inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could inhibit the commercialization of the Company's products and have a material adverse effect on the Company's business, results of operations and financial condition. Any such delay or prohibition would have a material adverse effect on the Company's business, results of operations and financial condition.

    MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular its manufacturing operations, to retain the continued service of its key technical, marketing and management personnel (particularly highly skilled RF semiconductor and amplifier design, process and test engineers), and to continue to improve its operational, financial and management information systems. The Company's President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have each joined the Company within the last 18 months, and there can be no assurance that the new management will be able to work effectively as a team. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key man life insurance on any of its key technical personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

    VOLATILITY OF STOCK PRICE. The market price of the shares of Common Stock has recently been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods, from a low of $7.00 on December 31, 1996 to a high of $51 5/16 on July 17, 1997. On July 24, 1997 the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $44 7/8.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its growth through its initial public offering of Common Stock in August 1994 and through private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash provided by operations was $4.4 million for the three months ended June 28, 1997, while cash used by operations in fiscal 1997 was $8.1 million. In fiscal 1996 and fiscal 1995, cash provided by operations was $9.6 million and $7.0 million, respectively. The cash used by operations in fiscal 1997 was principally for purchasing inventory to support increased production ramps for increasing product shipment volumes. In addition, cash from operations was impacted by the Company's net loss in fiscal 1997 and higher receivables levels as a result of higher shipment volumes, offset in large part by increased depreciation expense, higher accounts payable driven by higher inventory levels and higher accrued liabilities for warranty and employee benefits, among others. The increase in cash provided by operations in fiscal 1996 primarily related to improved collections of accounts receivable and management of accounts payable, partially offset by increased inventory.

    As of June 28, 1997, the Company had working capital of $32.1 million including $11.8 million in cash and cash equivalents. In addition, the Company has a revolving line of credit of $6.0 million with a bank secured by the majority of the Company's assets which expires in September 1997, and a $4.0 million term loan with the same bank to be secured by a portion of the Company's capital equipment assets as the loan is drawn down. The Company intends to renew this revolving line of credit. Under the terms of the master agreement governing both of these credit instruments, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of June 28, 1997, the Company was in compliance with these financial covenants. There were no borrowings outstanding against these lines of credit as of June 28, 1997.

    In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of June 28, 1997. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its future facilities expansion.

    Additions to property and equipment were $3.5 million, $16.3 million, $28.2 million and $5.8 million in the three months ended June 28, 1997, fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Capital additions during fiscal 1997 included manufacturing test equipment required to support new product ramps and increase factory capacity, equipment purchased for the new 4-inch wafer fabrication facility, research and development test equipment to support various development projects and the acquisition of a 39,000 square foot building located between the Company's two existing leased facilities in Sunnyvale, California. In November 1996, the Company completed a sale of its principal facilities in Sunnyvale, California including its 4-inch wafer fabrication facility, originally purchased during fiscal 1996. The proceeds from the sale of the facilities were $16.3 million, net of fees, commissions and closing costs.

    The Company anticipates spending approximately $15 million over the next 12 months for capital additions primarily to support manufacturing capacity requirements, development projects and facilities expansion. Based on the Company's current working capital position, the cash flows the Company expects to generate from fiscal 1998 operations and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

ITEM 6:  EXHIBITS

    (a) Exhibits

   10.7.3  Amended and Restated Business Loan Agreement between Registrant and
             Silicon Valley Bank dated February 11, 1997 and ancillary documents thereto.
     11.1  Statement regarding computation of net income (loss) per share

     27.1  Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 25, 1997

                                SPECTRIAN CORPORATION
                                (Registrant)

                                           /s/ BRUCE R. WRIGHT
                                ------------------------------------------
                                             Bruce R. Wright
                                  EXECUTIVE VICE PRESIDENT, FINANCE AND
                                 ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                              AND SECRETARY
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                 OFFICER)

                               INDEX TO EXHIBITS

 EXHIBITS
-----------
    10.7.3   Amended and Restated Business Loan Agreement between Registrant and Silicon Valley Bank dated
               February 11, 1997 and ancillary documents thereto.
      11.1   Statement regarding computation of net income (loss) per share

      27.1   Financial Data Schedule