Form 10-Q
period 1997-09-28
SPECTRIAN CORP /CA/
filed 1997-11-03
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 28, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-24360



                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                       77-0023003
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


As of September 28, 1997 there were 10,725,010 shares of the Registrant's Common Stock outstanding.
================================================================================


                                   SPECTRIAN CORPORATION

                                         Form 10-Q

                                           INDEX
                                                                                       Page
                                                                                        No.
Cover Page                                                                                1

Index                                                                                     2

PART I - Financial Information

              ITEM 1 - Condensed consolidated financial statements

                 Condensed consolidated balance sheets -
                    September 28, 1997 and March 31, 1997                                 3

                 Condensed consolidated statements of operations -
                    three and six months ended September 28, 1997 and September 28, 1996  4

                 Condensed consolidated statements of cash flows -
                    six months ended September 28, 1997 and September 28. 1996            5

                 Notes to condensed consolidated financial statements                     6

              ITEM 2 - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            8


PART II - Other Information

              ITEM 4 - Submission of Matters to a Vote of Security Holders               17

              ITEM 6 - Exhibits                                                          19

                 Signatures                                                              20



                                  SPECTRIAN CORPORATION AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)

                                                                   September 28,         March 31,
Assets                                                                  1997               1997
                                                                  --------------        ----------
                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                          $ 14,478          $  6,240
   Short-term investments                                               80,105              --
   Accounts receivable, less allowance for doubtful
      accounts of $370 and $365, respectively                           27,270            15,825
   Inventories                                                          23,589            17,301
   Prepaid expenses and other current assets                             4,234             1,806
                                                                      --------          --------
        Total current assets                                           149,676            41,172

Property and equipment, net                                             27,154            25,461
                                                                      --------          --------

                                                                      $176,830          $ 66,633
                                                                      ========          ========

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of debt obligations                                $  1,506          $  1,588
   Accounts payable                                                      9,498             8,101
   Accrued liabilities                                                  12,192             7,421
                                                                      --------          --------
        Total current liabilities                                       23,196            17,110

Debt obligations, net of current portion                                 6,607             7,057
                                                                      --------          --------
        Total liabilities                                               29,803            24,167
                                                                      --------          --------

Shareholders' equity:
   Common stock, no par value, 20,000,000 shares authorized;
     10,725,010 and 8,265,230 shares issued and outstanding,
     respectively                                                      145,183            53,395

    Unrealized gain on short-term investments                               67              --
    Retained earnings (accumulated deficit)                              1,777           (10,929)
                                                                      --------          --------

     Total shareholders' equity                                        147,027            42,466
                                                                      --------          --------

                                                                      $176,830          $ 66,633
                                                                      ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          SPECTRIAN CORPORATION AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except share and per share data)
                                                      (Unaudited)



                                                   Three months ended          Six months ended
                                                      September 28,              September 28,
                                                  ---------------------     -----------------------
                                                    1997         1996          1997         1996
                                                    ----         ----          ----         ----

Revenues                                          $ 48,242     $ 22,272      $ 94,008     $ 32,195

Costs and expenses:
   Cost of product sales                            34,481       16,639        66,532       25,130
   Research and development                          4,139        3,770         8,380        8,063
   Selling, general and administrative               3,046        1,946         6,507        4,325
                                                  --------     --------      --------     --------
                                                    41,666       22,355        81,419       37,518
                                                  --------     --------      --------     --------
       Operating income (loss)                       6,576          (83)       12,589       (5,323)


   Interest income (expense), net                      595         (251)          576         (325)
   Other income, net                                  --           --           1,530
                                                  --------     --------      --------     --------

   Income (loss) before income taxes                 7,171         (334)       14,695       (5,648)

   Income tax expense                                  859            2         1,989            2
                                                  --------     --------      --------     --------

   Net income (loss)                              $  6,312     $   (336)     $ 12,706     $ (5,650)
                                                  ========     ========      ========     ========

   Net income (loss) per share
       Primary                                    $   0.60     $  (0.04)     $   1.30     $  (0.70)
       Fully diluted                              $   0.59     $  (0.04)     $   1.26     $  (0.70)


  Shares used in computing per share amounts:
       Primary                                      10,603        8,147         9,760        8,093
       Fully diluted                                10,744        8,147        10,067        8,093

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              SPECTRIAN CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                          (Unaudited)

                                                                           Six months ended
                                                                           September 28,
                                                                      ------------------------
                                                                        1997            1996
                                                                        ----            ----
Cash flows from operating activities:
    Net income (loss)                                                 $ 12,706        $ (5,650)
    Adjustments to  reconcile  net income  (loss) to net
      cash  provided by (used for) operating activities:
        Gain on sale of subsidiary                                      (1,530)           --
        Depreciation and amortization                                    3,483            2951
        Stock option compensation expense                                 --                48
        Tax benefit associated with stock options                        1,379            --
        Changes in operating assets and liabilities
           Accounts receivable                                         (11,445)          1,771
           Inventories                                                  (6,288)         (2,988)
           Prepaid expenses and other assets                            (2,428)            (49)
           Accounts payable                                              1,397          (2,515)
           Accrued liabilities                                           4,771              41
                                                                      --------        --------
             Net cash provided by (used for) operating activities        2,045          (6,391)
                                                                      --------        --------

Cash flows from investing activities:
    Purchase of short-term investments                                 (80,038)           --
    Proceeds from sale of short-term investments                          --             3,000
    Purchase of property and equipment                                  (7,662)         (6,390)
    Proceeds from sale of subsidiary                                     4,016            --
                                                                      --------        --------
      Net cash provided by (used for) investing  activities            (83,684)         (3,390)
                                                                      --------        --------

Cash flows from financing activities:
    Proceeds from debt                                                    --            12,000
    Repayment of debt                                                     (831)            (80)
    Capital lease obligations                                              299            --
    Proceeds from sales of Common Stock, net                            90,409             903
                                                                      --------        --------
      Net cash provided by financing activities                         89,877          12,823
                                                                      --------        --------

      Net increase (decrease) in cash and cash equivalents               8,238           3,042
      Cash and cash equivalents, beginning of period                     6,240           1,163
                                                                      --------        --------
      Cash and cash equivalents, end of period                        $ 14,478        $  4,205
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


NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                               September 28,     March 31,
                                                   1997             1997
                                              ---------------- ---------------
                                                      (In thousands)
Inventories:
   Raw materials                                    $  11,828      $    9,315
   Work in process                                     10,521           6,699
   Finished goods                                       1,240           1,287
                                              ---------------- ---------------
                                                    $  23,589       $  17,301
                                              ================ ===============

Property and equipment:
   Machinery and equipment                          $  40,337       $  37,181
   Land, building and improvements                      2,813           2,822
   Furniture and fixtures                               1,376           1,376
   Leasehold improvements                               1,364             867
                                              ---------------- ---------------
                                                       45,890          42,246
   Less accumulated depreciation and
      amortization                                     18,736          16,785
                                              ---------------- ---------------
                                                    $  27,154       $  25,461
                                              ================ ===============

Accrued liabilities:
   Employee compensation and benefits               $   4,348       $   3,772
   Warranty                                             4,940           1,940
   Other accrued liabilities                            2,904           1,709
                                              ---------------- ---------------
                                                     $ 12,192       $   7,421
                                              ================ ===============

NOTE 3: Investments

The Company  accounts for  investments in accordance with Statement of Financial
Accounting  Standards ("SFAS") No. 115,  "Accounting for Certain  Investments in
Debt and Equity Securities". Under the provisions of SFAS No. 115, the Company has classified its investments in certain debt and equity securities as "available-for-sale." Such investments are recorded at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income, net."

As of  September  28,  1997,  available-for-sale  securities  consisted  of  the following:
                                                         Unrealized      Unrealized          Estimated
                                        Cost               Gains           Losses           Fair Value
                                   --------------------------------------------------------------------
                                                              (In thousands)
Repurchase agreement                  $11,459                 --               --              $11,459
Corporate debt securities              48,973                 14               --               48,987
Municipal debt securites                5,000                 --               --                5,000
U.S. Government securities             27,018                 53               --               27,071
                                   --------------------------------------------------------------------
                                       92,450                 67               --               92,517
                                   --------------------------------------------------------------------

As of September 28, 1997, these securities were classified as follows:

                                          (In thousands)

    Cash equivalents                            12,412
    Short-term investments                      80,105
                                            ------------
                                             $  92,517
                                            ------------

NOTE 4: Revenue Recognition

The Company recognizes product sales upon shipment and concurrently accrues for expected warranty expenses. Repair and service revenues are recognized when the service is performed.


NOTE 5: Earnings Per Share Computation

Primary net income (loss) per share has been computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Common Stock options are assumed to be exercised and the proceeds used to buy back Common Stock using the treasury stock method and the Company's average stock price for the quarter ended September 28, 1997. Due to the net loss incurred during the three and six month periods ending September 28, 1996, Common Stock options outstanding would be antidilutive and are therefore not included in the loss per share calculation for that period. Fully diluted net income per share for the quarter ended September 28, 1997 was computed using the treasury stock method and the Company's stock price at September 28, 1997.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures [or potentially dilutive securities, such as convertible debt, options and warrants], diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements, and that diluted EPS will approximate fully diluted earnings per share as presented in the accompanying consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not limited to: the statements under "Revenues" regarding future revenue growth, the statements in "Factors Affecting Future Operating Results;" and the statements in the last paragraph under "Liquidity and Capital Resources" regarding the anticipated spending for capital additions in fiscal 1998 and the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements. The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including those risks and uncertainties set forth below under "Factors Affecting Future Operating Results."

Overview

         The Company designs, manufactures and markets highly linear single carrier and multicarrier radio frequency ("RF") power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Northern Telecom Limited ("Northern Telecom"). The Company pursues a strategy of vertical integration in its design and manufacturing processes, including the establishment of a 3-inch wafer fabrication facility in 1985 and the conversion to a 4-inch wafer fabrication facility to increase its capacity in 1996.

         During fiscal 1997, Northern Telecom and Nortel Matra Communications ("Nortel Matra"), in which Northern Telecom has an equity interest, accounted for approximately 63% and 12% of revenues, respectively. During the three months ended September 28, 1997, Northern Telecom, Nortel Matra, and LG Information and Communications Limited ("LGIC") accounted for approximately 63%, 18% and 12% of revenues, respectively. During the six months ended September 28, 1997, Northern Telecom, Nortel Matra and LGIC accounted for approximately 59%, 20% and 15% of the Company's revenues. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

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
                                                Three Months Ended            Six Months Ended
                                                   September 28,               September 28,
                                                1997          1996           1997          1996
                                                ----          ----           ----          ------
Revenues                                       100.0%        100.0%         100.0%         100.0%

Costs and expenses:
  Cost of product sales                         71.5          74.7           70.8           78.1
  Research and development                       8.6          16.9            8.9           25.0
  Selling, general and administrative            6.3           8.7            6.9           13.4
                                               -----         -----          -----          -------
    Total costs and expenses                    86.4         100.3           86.6          116.6
    Operating income (loss)                     13.6          (0.4)          13.4          (16.5)
Interest income (expense), net                   1.3          (1.1)           0.6           (1.0)
Other income                                     --            --             1.6            --
                                               -----         -----          -----          -------
  Income (loss) before income taxes             14.9         (17.5)          (1.5)          15.6
Income tax expense                               1.8           --             2.1            --
                                               -----         -----          -----          -------
    Net income (loss)                           13.1%         (1.5)%         13.5%         (17.5)%
                                               =====         =====          =====          =======
Gross margin on product sales                   28.5%         25.3 %         29.2%          21.9 %

         Revenues. The Company's revenues increased by 117% to $48.2 million for the three months ended September 28, 1997 from $22.3 million for the three months ended September 28, 1996. The Company's revenues increased by 192% to $94.0 million for the six months ended September 28, 1997 from $32.2 million for the six months ended September 28, 1996. The sizable increase in revenues for the three months ended September 28, 1997 reflects a significant increase in demand, primarily by Northern Telecom, for the Company's existing single carrier TDMA and GSM products and the introduction of several new single carrier products, including Korean PCS CDMA and second generation GSM products. In addition,  the  substantial  increase  in  revenues  for  the six  months  ended
September 28, 1997 as compared to the six months ended September 28, 1996, reflects the below normal customer demand experienced in the first quarter of fiscal 1997 ended June 29, 1996. Although the Company's future revenue is difficult to predict, the Company believes that the recent significant percentage growth in revenues will not be sustainable and that future growth in revenues, if any, will be more moderate.

         Cost of Product Sales. Cost of product sales consists primarily of raw materials, RF semiconductor fabrication costs, amplifier assembly and test costs, overhead and warranty costs. The Company's cost of product sales increased by 107% to $34.5 million for the three months ended September 28, 1997 from $16.6 million for the three months ended September 28, 1996. Included in the cost of product sales were costs associated with the volume ramp for new products and additional warranty reserves for new products. Gross margin on product sales was 28.5% for the three months ended September 28, 1997 as compared to 25.3% for the three months ended September 28, 1996. The Company's cost of product sales increased by 165% to $66.5 million for the six months ended September 28, 1997 from $25.1 million for the six months ended September 28, 1996. Gross margin on product sales was 29.2% for the six months ended September 28, 1997 as compared to 21.9% for the six months ended September 28, 1996. The significant improvement in product gross margin, for both periods, primarily reflects the benefits of spreading fixed manufacturing overhead spending over a larger number of units sold.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 9.8% to $4.1 million in the three months ended September 28, 1997 from $3.8 million in the three months ended September 28, 1996. Research and development spending in the three months ended September 28, 1996 included development costs for the Company's 4-inch wafer fabrication facility. The increase in R&D spending in the three months ended September 28, 1997 reflects the absence of these facility development costs offset by increased spending, primarily in amplifier R&D for personnel and related expenses. R&D expenses as a percentage of revenues decreased to 8.6% in the three months ended September 28, 1997 from 16.9% for the three months ended September 28, 1996, reflecting the substantially higher revenue levels in the three months ended September 28, 1997. The Company's R&D expenses increased by 3.9% to $8.4 million in the six months ended September 28, 1997 from $8.1 million in the six months ended September 28, 1996. The increase in R&D spending in the six months ended September 28, 1997 reflects the absence of the facility development costs offset by increased spending in both amplifier and semiconductor R&D for personnel expenses and project development expenses. R&D expenses as a percentage of revenues decreased to 8.9% in the six months ended September 28, 1997 from 25.0% for the six months ended September 28, 1996, reflecting the substantially higher revenue levels in the six months ended September 28, 1997.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 56.5% to $3.0 million for the three months ended September 28, 1997 from $1.9 million for the three months ended September 28, 1996. SG&A expenses as a percentage of revenues decreased to 6.3% for the three months ended September 28, 1997 from 8.7% for the three months ended September 28, 1996. The Company's SG&A expenses increased by 50.5% to $6.5 million for the six months ended September 28, 1997 from $4.3 million for the six months ended September 28, 1996. SG&A expenses as a percentage of revenues decreased to 6.9% for the six months ended September 28, 1997 from 13.4% for the six months ended September 28, 1996. The increase in SG&A expenses for both periods was primarily due to increases in sales and administrative headcount, outside commissions paid for South Korean sales and to a lesser extent the maintenance of a South Korean sales support office. The decrease of SG&A expenses as a percentage of sales in both periods was a result of the substantially higher revenue levels in both periods.

         Interest Income (Expense), net. Interest income, net for the three months ended September 28, 1997 was $595,000 compared to net interest expense of $251,000 for the three months ended September 28, 1996. Interest income, net for the six months ended September 28, 1997 was $576,000 compared to net interest expense of $325,000 for the six months ended September 28, 1996. The increase in net interest income was primarily the result of higher interest income earned on higher cash balances and short-term investments.

         Income Taxes. The Company recorded an income tax expense of $900,000 for the three months ended September 28, 1997 and for the six months ended September 28, 1997, the Company recorded an income tax expense of $2.0 million. The combined effective tax rate of 13.5%, for the six months ended September 28, 1997, reflects the use of net operating loss carryforwards ("NOLs"). The Company's ability to use its NOLs against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein. The Company anticipates future fiscal year effective tax rates will approximate fully taxed rates due to the depletion of NOLs during fiscal 1998.


Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Northern Telecom. The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent"), Motorola Corporation ("Motorola"), Northern Telecom, Nortel Matra, and Siemens AG ("Siemens"). The Company's revenues are derived primarily from sales to a limited number of these OEMs. During the three months ended September 28, 1997, Northern Telecom, Nortel Matra and LGIC accounted for approximately 63%, 18% and 12% of the Company's revenues, respectively. Northern Telecom, Nortel Matra and LGIC accounted for approximately 59%, 20% and 15% of the Company's revenues during the six months ended September 28,1997. Furthermore, a substantial portion of revenues from Northern Telecom and Nortel Matra in the three and six months ended September 28, 1997 resulted from sales of a limited number of the Company's products. The Company's top five customers accounted for 98% of it's sales for the three and six months ended September 28, 1997. The Company, Northern Telecom and Nortel
Matra have an agreement, renegotiated annually, pursuant to which Northern Telecom and Nortel Matra commit to purchase a certain percentage of their annual power amplifier requirements from the Company. Annual contract negotiations have been finalized for calendar year 1998. Based upon this agreement and other factors, the Company expects that the Company's recent significant percentage growth in revenues will not be sustainable and that future growth in revenues, if any, will be more moderate. In addition, there can be no assurance that Northern Telecom and Nortel Matra will enter into a similar contract in the future or otherwise agree to purchase the same or similar levels of their power amplifier requirements from the Company or purchase their power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Northern Telecom and Nortel Matra, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Northern Telecom and other major OEM customers in future periods which could result in declining average sales prices for the Company's products.


         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses;
changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; and changes in inventory levels. While the Company maintains a backlog, the Company's OEM customers may cancel or defer orders without significant penalty. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the latter part of fiscal 1996 and the early part of fiscal 1997, driven partly by delays in the build-out of PCS infrastructure, caused significant fluctuations in the Company's product sales during that period of time. There can be no assurance that the Company will not experience such fluctuations in the future. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that OEMs who purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected.

         Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects do not result in significant volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

Risks Associated with Internal Wafer Fabrication. The Company's operation of its wafer fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's results of operations. The design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that the Company will be able to achieve acceptable production yields in the future. In addition, the Company's wafer fabrication facility represents a single point of failure in its manufacturing process that would be costly and time-consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations or the loss of employees dedicated to the wafer fabrication facility could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to maintain acceptable wafer production levels, either from the Company's facility or from a third party wafer supplier, will have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including cast housings, printed circuit boards, specialized RF components and specialized sub-assemblies. The Company purchases these components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Although the Company is currently identifying potential alternative sources of these components, its reliance on sole sources entails certain risks, including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors, the Company would be required to requalify the components with each new vendor. Any inability of the Company to obtain timely deliveries of components of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining these components, and no assurance can be given that shortages will not occur in the future.

         Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among merchant suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Market for the Company's Products Is Highly Competitive. The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers, including Northern Telecom, Nortel Matra, LGIC and QUALCOMM, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Hewlett-Packard Wireless Infrastructure Division, Microwave Power Devices, NEC Corporation and Powerwave Technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 14 United States patents, and has 27 United States patent applications pending, including three that have been allowed but not yet formally issued. The Company also has been awarded six foreign patents and has eight foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

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

         Management of Growth; Dependence on Key Personnel. The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations, to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key man life insurance on any of its key technical personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

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

Liquidity and Capital Resources

         The Company has financed its growth through its initial public offering of Common Stock in August 1994, a recent public equity offering in August 1997 and through private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash provided by operations was $2.0 million for the six months ended September 28, 1997 while cash used by operations in fiscal 1997 was $8.1 million. The cash provided by operations for the six months ended September 28, 1997 was principally generated by the Company's profits over the six month period offset substantially by increases in accounts receivable and inventories primarily related to the Company's volume growth in product shipments. The cash used by operations in fiscal 1997 was principally for purchasing inventory to support increased production ramps for increasing product shipment volumes.

         As of September 28, 1997, the Company had working capital of $126.5 million including $94.6 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $6.0 million with a bank secured by the majority of the Company's assets which is currently in the process of being renewed at a level of $10.0 million. The Company also has a $4.0 million term loan, with the same bank, to be secured by a portion of the Company's capital equipment assets as the loan is drawn down. The Company does not intend to renew the $4.0 million term loan when it expires at the end of October 1997. Under the terms of the master agreement governing both of these credit instruments, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of September 28, 1997, the Company was in compliance with these financial covenants. There were no borrowings outstanding against these lines of credit as of September 28, 1997.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of September 28, 1997. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its future facilities expansion.

         Additions to property and equipment were $7.7 million for the six months ended September 28, 1997 and $16.3 million in fiscal 1997. Capital additions for the first six months of fiscal 1998 included manufacturing test equipment and production equipment required to support new product ramps and increase factory capacity, and research and development test equipment to support various development projects.

         The Company anticipates spending approximately $18 million over the next 12 months for capital additions primarily to support manufacturing capacity requirements, development projects and facilities expansion. Based on the Company's current working capital position, the cash flows the Company expects to generate from fiscal 1998 operations and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

ITEM 4:  Submission of Matters to a Vote of Security Holders

         On July 31, 1997, the Company held its Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions.

1.  Election of Garrett A.  Garrettson,  James A. Cole,  Martin  Cooper,  Robert
Wilson and Eric A. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.



         NOMINEE                       IN FAVOR                WITHHELD
         -------                       --------                --------
         Garrettson, G. A             7,078,967                267,379
         Cole, J. A.                  7,078,951                267,295
         Young, E. A.                 7,077,305                268,941
         Wilson,  R. C.               7,073,971                272,275
         Cooper, M.                   7,075,905                270,341


2. The amendment of the 1994 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares:


FOR:        3,693,443         AGAINST:  1,633,771     BROKER ABSTAIN:   49,156
NON-VOTES:  2,930,791


3. The amendment of the 1994 Director Option Plan to (i) increase the number of shares of Common Stock reserved for issuance thereunder by 60,000 shares, (ii) increase the size of the annual, non discretionary grants thereunder to 5,000 shares per annum and (iii) decrease the rate at which the annual grants vest from 8.34% per month to 2.08% per month:


FOR:        3,280,383         AGAINST:  2,020,401     BROKER ABSTAIN:   74,586
NON-VOTES:  2,931,791


4. The amendment of the 1992 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 350,000 shares:


FOR:        3,330,432         AGAINST:  1,988,870     BROKER ABSTAIN:   57,168
NON-VOTES:  2,930,691

5. The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending March 31, 1998:


FOR:      7,293,308         AGAINST:  22,846          BROKER ABSTAIN:  30,092
NON-VOTES:  960,915


         At the Annual Meeting of Shareholders scheduled for July 31, 1997, a quorum was not present with respect to the proposal to reincorporate Spectrian Corporation, a California corporation ("Spectrian California"), as a Delaware
Corporation. The Chairman of the Meeting, Garrett A. Garrettson, made a motion to adjourn the meeting until September 11, 1997, and such motion was passed by majority of the votes present. Notice of the date of the adjourned meeting, September 11, 1997 was provided and the Annual Meeting of Shareholders held July 31, 1997 was recessed after consideration of the other ballot items for which a quorum was present.

         At the continuation of the Annual Meeting of Shareholders held September 11, 1997, Spectrian California's shareholders approved a proposal to change Spectrian California's state of incorporation to Delaware from California (the "Reincorporation") through a merger of Spectrian California with and into its wholly owned subsidiary, Spectrian Corporation, a Delaware corporation:


FOR:        4,192,439         AGAINST:  894,611      BROKER ABSTAIN:   33,251
NON-VOTES:  3,186,860

ITEM 6:  Exhibits



      (a) Exhibits


          11.1 Statement regarding computation of net income (loss) per share
          27.1 Financial Data Schedule

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 3, 1997

                                         SPECTRIAN CORPORATION
                                             (Registrant)



                                         /S/ BRUCE R. WRIGHT
                           -----------------------------------------------------
                                             Bruce R. Wright
                           Executive Vice President, Finance and Administration,
                                Chief Financial Officer and Secretary
                              (Principal Financial and Accounting Officer)