Form 10-Q
period 1997-12-28
SPECTRIAN CORP /CA/
filed 1998-02-03
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 28, 1997

                                       OR

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-24360



                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                    77-0023003
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

As of December 28, 1997 there were 10,754,724 shares of the Registrant's Common Stock outstanding.

================================================================================

                              SPECTRIAN CORPORATION

                                    Form 10-Q

                                      INDEX
                                                                            Page
                                                                            No.

Cover Page                                                                     1

Index                                                                          2

PART I - Financial Information

              ITEM 1 - Condensed consolidated financial statements

                 Condensed consolidated balance sheets -
                    December 28, 1997 and March 31, 1997                       3

                 Condensed consolidated statements of operations -
                    three and nine months ended December 28, 1997
                    and December 28, 1996                                      4

                 Condensed consolidated statements of cash flows -
                    nine months ended December 28, 1997 and
                    December 28, 1996                                          5

                 Notes to condensed consolidated financial statements          6

              ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                     9


PART II - Other Information

              ITEM 1 - Legal Proceedings                                      18

              ITEM 2 - Changes in Securities and Use of Proceeds              18

              ITEM 6 - Exhibits and Reports on Form 8-K                       18

                 Signatures                                                   19

                                  SPECTRIAN CORPORATION AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)

                                                                         December 28,        March 31,
Assets                                                                       1997              1997
                                                                       ----------------    -------------
                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                               $    2,717      $   6,240
   Short-term investments                                                      98,032             --
   Accounts receivable, less allowance for doubtful
      accounts of $373 and $365, respectively                                  34,373         15,825
   Inventories                                                                 20,130         17,301
   Prepaid expenses and other current assets                                    1,009          1,806
                                                                           ----------      ---------
        Total current assets                                                  156,261         41,172

Property and equipment, net                                                    29,311         25,461
                                                                           ----------      ---------
                                                                           $  185,572      $  66,633
                                                                           ==========      =========


Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of debt obligations                                     $    1,441      $   1,588
   Accounts payable                                                            13,111          8,101
   Accrued liabilities                                                         10,877          7,421
                                                                           ----------      ---------
        Total current liabilities                                              25,429         17,110

Debt obligations, net of current portion                                        6,239          7,057
                                                                           ----------      ---------

        Total liabilities                                                      31,668         24,167
                                                                           ----------      ---------

Stockholders' equity:
   Common stock, $0.001 par value, 20,000,000 shares authorized;
    10,754,724 and 8,265,230 shares issued and outstanding,
    respectively                                                                   11              8

    Additional paid-in capital                                                145,497         53,387
    Unrealized gain on short-term investments                                     237            --
    Retained earnings (accumulated deficit)                                     8,159        (10,929)
                                                                           ----------      ---------

    Total stockholders' equity                                                153,904         42,466
                                                                           ----------      ---------
                                                                           $  185,572      $  66,633
                                                                           ==========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               SPECTRIAN CORPORATION AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except share and per share data)
                                                        (Unaudited)

                                                      Three months ended                  Nine months ended
                                                          December 28,                      December 28,
                                                  ---------------------------        -----------------------------
                                                      1997         1996                 1997               1996
                                                      ----         ----                 ----               ----

Revenues                                           $  47,158        $  24,485         $ 141,165         $  56,680

Costs and expenses:
   Cost of product sales                              33,702           17,211           100,233            42,341
   Research and development                            5,074            4,773            13,455            12,836
   Selling, general and administrative                 3,429            2,293             9,936             6,620
                                                   ---------        ---------         ---------         ---------
                                                      42,205           24,277           123,624            61,797
                                                   ---------        ---------         ---------         ---------
        Operating income (loss)                        4,953              208            17,541            (5,117)

Interest income(expense), net                          1,429              (70)            2,006              (395)
Other income, net                                       --               --               1,530                --
                                                   ---------        ---------         ---------         ---------

Income (loss) before income taxes                      6,382             (138)           21,077            (5,512)

Income tax expense                                      --               --               1,988                --
                                                   ---------        ---------         ---------         ---------
Net income (loss)                                  $   6,382        $     138         $  19,089         $  (5,512)
                                                   =========        =========         =========         =========
Net income (loss) per share
        Basic                                      $    0.59        $    0.02         $    2.00         $   (0.68)
        Diluted                                    $    0.56        $    0.02         $    1.83         $   (0.68)

Shares used in computing per share amounts:
        Basic                                         10,744            8,169             9,531             8,105
        Diluted                                       11,491            8,295            10,423             8,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SPECTRIAN CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)

                                                                                  Nine months ended
                                                                                    December 28,
                                                                         ----------------------------------
                                                                              1997                 1996
                                                                              ----                 ----
Cash flows from operating activities:
    Net income (loss)                                                      $  19,089            $  (5,512)
     Adjustments to  reconcile  net income  (loss)
      to net cash  provided by (used for) operating activities:
        Gain on sale of subsidiary                                            (1,530)                  --
        Depreciation and amortization                                          6,913                4,486
        Stock option compensation expense                                         --                   72
        Tax benefit associated with stock options                              1,378                   --
        Changes in operating assets and liabilities
           Accounts receivable                                               (19,281)                 577
           Inventories                                                        (4,405)              (7,104)
           Prepaid expenses and other assets                                     760                 (272)
           Accounts payable                                                    5,796                1,666
           Accrued liabilities                                                 3,704                1,158
                                                                           ---------            ---------
              Net cash provided by (used for) operating activities            12,424               (4,929)
                                                                           ---------            ---------

Cash flows from investing activities:
    Purchase of short-term investments                                      (102,843)                  --
    Proceeds from sale of short-term investments                               5,048                3,000
    Purchase of property and equipment                                       (11,639)             (10,355)
    Proceeds from sale of land, building and improvements                         --               16,418
    Proceeds from sale of subsidiary                                           4,016                   --
                                                                           ---------            ---------
             Net cash provided by (used for) investing activities           (105,418)               9,063
                                                                           ---------            ---------

Cash flows from financing activities:
    Repayment of debt                                                         (1,264)                  --
    Proceeds from sales of Common Stock, net                                  90,735                  910
                                                                           ---------            ---------
             Net cash provided by financing activities                        89,471                  910
                                                                           ---------            ---------
             Net increase (decrease) in cash and cash  equivalents            (3,523)               5,044
             Cash and cash equivalents, beginning of period                    6,240                1,163
                                                                           ---------            ---------
             Cash and cash equivalents, end of period                      $   2,717            $   6,207
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

NOTE 2: Reincorporation

On September 11, 1997, the Company's shareholders approved the Company's reincorporation in the state of Delaware, providing for 20,000,000 authorized shares of Common Stock and 5,000,000 authorized shares of Preferred Stock, both with par values of $.001 per share. On October 3, 1997, the reincorporation in the state of Delaware was effected. The accompanying financial statements have been restated to give effect to the reincorporation.

NOTE 3: Balance Sheet Components

Balance sheet components are as follows:

                                          December 28,              March 31,
                                              1997                    1997
                                         -------------             -----------
                                                      (In thousands

Inventories:
   Raw materials                           $ 9,925                   $ 9,315
   Work in process                           8,499                     6,699
   Finished goods                            1,706                     1,287
                                           -------                   -------
                                           $20,130                   $17,301
                                           =======                   =======


Property and equipment:
   Machinery and equipment                 $44,877                   $37,181
   Land, building and improvements           2,822                     2,813
   Furniture and fixtures                    1,376                     1,382
   Leasehold improvements                    1,550                       867
                                           -------                   -------
                                            50,622                    42,246
   Less accumulated depreciation and
      amortization                          21,311                    16,785
                                           -------                   -------
                                           $29,311                   $25,461
                                           =======                   =======

                                               December 28,      March 31,
                                                   1997             1997
                                              ---------------- ---------------
                                                      (In thousands)

Accrued liabilities:
   Employee compensation and benefits          $   4,098       $   3,772
   Warranty                                        5,140           1,940
   Other accrued liabilities                       1,639           1,709
                                              -----------      ----------
                                                $ 10,877       $   7,421
                                              ===========      ==========

NOTE 4: Short-Term Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of SFAS No. 115, the Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income, net."

As of December 28, 1997, short-term investments classified as available-for-sale securities were as follows:

                                                  Unrealized     Estimated
                                       Cost          Gains       Fair Value
                                   ---------------------------------- --------
                                                     (In thousands)
    Corporate debt securities            68,737        99            68,836
    U.S. Government securities           29,058       138            29,196
                                   -------------------------------------------
                                      $  97,795     $ 237          $ 98,032
                                   -------------------------------------------


NOTE 5: Revenue Recognition

The Company recognizes product sales upon shipment and concurrently accrues for expected warranty expenses. Repair and service revenues are recognized when the service is performed.


NOTE 6: Earnings Per Share Computation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" effective December 28, 1997. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures [or potentially dilutive securities, such as convertible debt, options and warrants], diluted EPS. The Company's earnings per share for the three months and nine months ended December 28, 1996 have been restated for the effects of SFAS No. 128.

Basic net income (loss) per share for the three and nine month periods ending December 28, 1997 has been computed using the weighted average number of outstanding shares of common stock. Diluted net income per share for the three and nine month periods ending December 28, 1997 has been computed using the weighted average number of outstanding shares of common stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Using the treasury stock method, common stock options are assumed to be exercised and the proceeds used to buy back common stock at the Company's average stock price for the quarter ended December 28, 1997. Due to the net loss incurred during the nine month periods ending December 28, 1996, common stock options outstanding would be antidilutive and are therefore not included in the loss per share calculation for that period.

A reconciliation of the basic and diluted earnings per share calculations follows:


                                              Three Months Ended                     Nine Months Ended
                                               December 28, 1997                     December 28, 1997
                                        --------------------------------     ----------------------------------
(In thousands except per share data)                          Per Share                              Per Share
                                          Income    Shares      Amount          Income     Shares      Amount
                                        --------------------------------     ----------------------------------

Basic EPS                                $ 6,382     10,744      $ 0.59         $19,089      9,531       $2.00
Effect of dilutive securities                           747                                    892
                                        --------------------------------     ----------------------------------
Diluted EPS                              $ 6,382     11,491       $0.56         $19,089     10,423       $1.83
                                        ================================     ==================================


                                              Three Months Ended                     Nine Months Ended
                                               December 28, 1996                     December 28, 1996
                                        --------------------------------     ----------------------------------
 (In thousands except per share data)                        Per Share                              Per Share
                                         Income    Shares      Amount          Income     Shares      Amount
                                        --------- ---------- -----------     ----------- ---------- -----------

Basic EPS                               $    138      8,169      $ 0.02       $ (5,512)      8,105     $(0.68)
Effect of dilutive securities                           126                                     --
                                        --------------------------------     ----------------------------------
Diluted EPS                             $    138      8,295       $0.02       $ (5,512)      8,105     $(0.68)
                                        ================================     ==================================



NOTE 7: Legal Proceedings

Between December 23, 1997 and Febuary 3, 1998, four complaints were filed against the Company and certain of its officers in the Federal Court for the Northern District of California alleging violations of the federal securities laws. The plaintiffs in these lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The suits allege that the Company and certain of its officers intentionally misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself.

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not limited to: the statements under "Revenues" regarding future revenue growth, the statements in "Factors Affecting Future Operating Results;" and the statements in the last paragraph under "Liquidity and Capital Resources" regarding the anticipated spending for capital additions in fiscal 1998 and beyond, and the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements. The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including those risks and uncertainties set forth below under "Factors Affecting Future Operating Results."

Overview

         The Company designs, manufactures and markets highly linear single carrier and multicarrier radio frequency ("RF") power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Northern Telecom Limited ("Northern Telecom"). The Company has historically pursued a strategy of vertical integration in its design and manufacturing processes, including the establishment of a 3-inch wafer fabrication facility in 1985 and the conversion to a 4-inch wafer fabrication facility to increase its capacity in 1996. During the third quarter just ended, the Company outsourced some of its higher volume printed circuit board sub-assemblies on a turnkey basis. The Company anticipates it will continue using an outsourcing strategy wherever it makes economic sense to do so.

         During fiscal 1997, Northern Telecom and Nortel Matra Communications ("Nortel Matra"), in which Northern Telecom has an equity interest, accounted for approximately 63% and 12% of revenues, respectively. During the three months ended December 28, 1997, Northern Telecom, Nortel Matra, and LG Information and Communications Limited ("LGIC") accounted for approximately 52%, 22% and 20% of revenues, respectively. During the nine months ended December 28, 1997, Northern Telecom, Nortel Matra and LGIC accounted for approximately 57%, 21% and 17% of the Company's revenues. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

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

                                                      Three Months Ended           Nine Months Ended
                                                          December 28,               December 28,
                                                    1997            1996           1997        1996
                                                    ----            ----           ----        ----

    Revenues                                        100.0%          100.0%        100.0%      100.0%

    Costs and expenses:
      Cost of product sales                          71.5            70.3          71.0        74.7
      Research and development                       10.8            19.5           9.5        22.6
      Selling, general and administrative             7.2             9.3           7.0        11.7
                                                   ------          ------        ------      ------
        Total costs and expenses                     89.5            99.1          87.5       109.0
        Operating income (loss)                      10.5             0.9          12.5        (9.0)
    Interest income (expense), net                    3.0            (0.3)          1.4        (0.7)
    Other income                                       --              --           1.0          --
                                                   ------          ------        ------      ------
      Income (loss) before income taxes              13.5             0.6          14.9        (9.7)
    Income tax expense                                 --              --           1.4          --
                                                   ------          ------        ------      ------
        Net income (loss)                            13.5%            0.6%         13.5%       (9.7)%
                                                   ======          ======        ======      ======
    Gross margin on product sales                    28.5%           29.7%         29.0%       25.3%


         Revenues. The Company's revenues increased by 93% to $47.2 million for the three months ended December 28, 1997 from $24.5 million for the three months ended December 28, 1996. The Company's revenues increased by 149% to $141.2 million for the nine months ended December 28, 1997 from $56.7 million for the nine months ended December 28, 1996. The sizable increase in revenues for the three months ended December 28, 1997 reflects a significant increase in demand, primarily by Northern Telecom, for the Company's second generation GSM and multicarrier products, single carrier TDMA product and Korean PCS CDMA product. In addition to the products listed above, the increase in revenues for the nine months ended December 28, 1997 as compared to the nine months ended December 28, 1996, also reflects below normal customer demand experienced in the first quarter of fiscal 1997 ended June 29, 1996. Although the Company's future revenue is difficult to predict, the Company believes that the recent significant percentage growth in revenues will not be sustainable and that fiscal 1999 growth in revenues, if any, will be slight.

         Cost of Product Sales. Cost of product sales consists primarily of raw materials, RF semiconductor fabrication costs, amplifier assembly and test costs, overhead and warranty costs. The Company's cost of product sales increased by 95.8% to $33.7 million for the three months ended December 28, 1997 from $17.2 million for the three months ended December 28, 1996. Included in the cost of product sales were costs associated with the rapid increase in manufacturing volume for new products and costs associated with discontinuing older products. Gross margin on product sales was 28.5% for the three months ended December 28, 1997 as compared to 29.7% for the three months ended December 28, 1996. The Company's cost of product sales increased by 136.7% to $100.2 million for the nine months ended December 28, 1997 from $42.3 million for the nine months ended December 28, 1996. Gross margin on product sales was 29.0% for the nine months ended December 28, 1997 as compared to 25.3% for the nine months ended December 28, 1996. The improvement in product gross margin for the nine months ended December 28, 1997 primarily reflects the benefits of spreading fixed manufacturing overhead spending over a larger number of units sold.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 6.3% to $5.1 million in the three months ended December 28, 1997 from $4.8 million in the three months ended December 28, 1996. R&D spending in the three months ended December 28, 1996 included development costs for the Company's 4-inch wafer fabrication facility. The increase in R&D spending in the three months ended December 28, 1997 reflects the absence of these facility development costs but was offset by increased overall R&D spending, primarily for personnel and related expenses. R&D expenses as a percentage of revenues decreased to 10.8% in the three months ended December 28, 1997 from 19.5% for the three months ended December 28, 1996, reflecting the substantially higher revenue levels in the three months ended December 28, 1997. The Company's R&D expenses increased by 4.8% to $13.5 million in the nine months ended December 28, 1997 from $12.8 million in the nine months ended December 28, 1996. The increase in R&D spending in the nine months ended December 28, 1997 reflects increased spending in both amplifier and semiconductor R&D for personnel expenses and project development expenses but was offset in part by facility development costs incurred in the nine month period ended December 28, 1996. R&D expenses as a percentage of revenues decreased to 9.5% in the nine months ended December 28, 1997 from 22.6% for the nine months ended December 28, 1996, reflecting the significantly higher revenue levels in the nine months ended December 28, 1997.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 49.5% to $3.4 million for the three months ended December 28, 1997 from $2.3 million for the three months ended December 28, 1996. SG&A expenses as a percentage of revenues decreased to 7.2% for the three months ended December 28, 1997 from 9.3% for the three months ended
December 28, 1996. The Company's SG&A expenses increased by 50.1% to $9.9 million for the nine months ended December 28, 1997 from $6.6 million for the nine months ended December 28, 1996. SG&A expenses as a percentage of revenues decreased to 7.0% for the nine months ended December 28, 1997 from 11.7% for the nine months ended December 28, 1996. The increase in SG&A expenses for both periods was primarily due to outside commissions paid for South Korean sales, increases in sales and administrative headcount, and to a lesser extent the maintenance of a South Korean sales support office. The decrease of SG&A expenses as a percentage of sales in both periods was a result of the substantially higher revenue levels in those periods.

         Interest Income (Expense), net. Interest income, net for the three months ended December 28, 1997 was $1.4 million compared to net interest expense of $69,000 for the three months ended December 28, 1996. Interest income, net for the nine months ended December 28, 1997 was $2.0 million compared to net interest expense of $395,000 for the nine months ended December 28, 1996. The increase in net interest income was the result of interest income earned on substantially higher cash balances and short-term investments reflecting primarily the investment of the proceeds of the Company's August 1997 public offering.

         Income Taxes. The Company did not record an income tax expense for the three months ended December 28, 1997. As of the nine months ended December 28, 1997, the Company had recorded income tax expense of $2.0 million which the Company believes will be sufficient to cover its fiscal 1998 income tax provision. The combined effective tax rate of 9.4%, for the nine months ended December 28, 1997, reflects the use of net operating loss carryforwards ("NOLs"). The Company's ability to use its NOLs against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.


Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Northern Telecom. The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent"), Motorola Corporation ("Motorola"), Northern Telecom, Nortel Matra, and Siemens AG ("Siemens"). The Company's revenues are derived primarily from sales to a limited number of these OEMs. During the three months ended December 28, 1997, Northern Telecom, Nortel Matra and LGIC accounted for approximately 52%, 22% and 20% of the Company's revenues, respectively. Northern Telecom,

Nortel Matra and LGIC accounted for approximately 57%, 21% and 17% of the Company's revenues during the nine months ended December 28,1997. Furthermore, a substantial portion of revenues from Northern Telecom and Nortel Matra in the three and nine months ended December 28, 1997 resulted from sales of a limited number of the Company's products. The Company's top five customers accounted for 97% of its sales for the three and nine months ended December 28, 1997. The Company, Northern Telecom and Nortel Matra have an agreement, renegotiated annually, pursuant to which Northern Telecom and Nortel Matra commit to purchase a certain volume of their annual power amplifier requirements for specified prices from the Company. The renewal of the Company's agreement with Northern Telecom and Nortel Matra for calendar year 1998 was finalized in October 1997. Based on lower RF amplifier volume commitments and reduced pricing contained in this agreement and other factors, the Company expects that the Company's recent significant growth in revenues will not be sustainable and that fiscal 1999 revenue growth, if any, will be slight. In addition, there can be no assurance that Northern Telecom and Nortel Matra will enter into a contract as favorable to the Company, if any, in the future or otherwise agree to purchase the same or similar levels of their power amplifier requirements from the Company or purchase their power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Northern Telecom and Nortel Matra, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Northern Telecom and other major OEM customers in future periods which will result in declining average sales prices for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; changes in inventory levels; and most recently, the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the latter part of fiscal 1996 and the early part of fiscal 1997, driven partly by delays in the build-out of PCS infrastructure, caused significant fluctuations in the Company's product sales during that period of time. There can be no assurance that the Company will not experience such fluctuations in the future and, in fact, the Company anticipates lower product revenues over the next two to three quarters as a result of softening demand in the TDMA markets and delays in Korean PCS demand due to the unstable Asian financial markets and general economic conditions in Korea and other Asian countries. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that OEMs who purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant RF amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected.

         Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. For example, continued softening of demand in the TDMA market or failure of another modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects do not result in significant volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

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

         Product Quality, Performance and Reliability. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. RF semiconductors as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. In addition, multicarrier power amplifiers have a higher probability of malfunction because of their greater complexity. There can be no assurance that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Risks of International Sales. Sales outside of the United States were 73% and 94% of revenues in fiscal 1997 and the nine months ended December 28, 1997, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 15 United States patents, and has 20 United States patent applications pending including three that have been allowed but not yet formally issued. The Company also has been awarded six foreign patents and has ten foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

         Risk of Third Party Claims of Infringement. The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected

         Government Regulation of Communications Industry. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products.

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

         Volatility of Stock Price. The market price of the shares of Common Stock has recently been and is likely to continue to be highly volatile. During the third fiscal quarter of 1998, the Company's closing stock price ranged from a high of $64.875 to a low of $16.875. The Company's stock price is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

         Pending Litigation. Between December 23, 1998 and Febuary 3, 1998, four complaints were filed against the Company and certain of its officers in the Federal Court for the Northern District of California alleging violations of the federal securities laws. The plaintiffs in these lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The suits allege that the Company and certain of its officers intentionally misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the suits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted and will likely continue to result in the diversion of management's attention from the day-to-day operations of the Company's business. Although the Company does not believe that it or any of its officers has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition or results of operations.


Liquidity and Capital Resources

         The Company has financed its growth through its initial public offering in August 1994, a recent public equity offering in August 1997 and through private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash provided by operations was $11.8 million for the nine months ended December 28, 1997 while cash used by operations in the corresponding period of fiscal 1997 was $4.9 million. The cash provided by operations for the nine months ended December 28, 1997 was principally generated by the Company's profits over the nine month period. The cash used by operations in fiscal 1997 was principally for purchasing inventory to support production growth for increasing product shipment volumes.

         As of December 28, 1997, the Company had working capital of $130.2 million including $100.7 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of December 28, 1997, the Company was in compliance with these financial covenants. There were no borrowings outstanding against this line of credit as of December 28, 1997.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of December 28, 1997. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its future facilities expansion.

         Additions to property and equipment were $11.6 million for the nine months ended December 28, 1997 and $16.3 million in fiscal 1997. Capital additions for the first nine months of fiscal 1998 included the purchase of new corporate management information systems software, manufacturing test and production equipment required to support new products and increase factory capacity, and test equipment to support various research and development projects.

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

PART II - OTHER INFORMATION

         ITEM 1:  Legal Proceedings

         Between December 23, 1997 and Febuary 3, 1998, four complaints were filed against the Company and certain of its officers in the Federal Court for the Northern District of California alleging violations of the federal securities laws. The plaintiffs in these lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The suits allege that the Company and certain of its officers intentionally misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself.


         ITEM 2:  Changes in Securities and Use of Proceeds

         (a) On October 3, 1997, the Company affected a reincorporation in Delaware. The Certificate of Incorporation and Bylaws of the surviving Delaware corporation were approved by the stockholders of the Company on September 11, 1997.

         (b) Not applicable.

         (c) Between September 28, 1997 and December 28, 1997, the Company issued options to purchase an aggregate of 25,000 shares of Common Stock to one employee at an exercise price of $17.625 per share pursuant to Non-Qualified Stock Option Agreements.

         The sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipient had adequate access, through his relationship with the Company, to information about the Company.

         (d) Not applicable.


         ITEM 6:  Exhibits and Reports on Form 8-K


         (a)  Exhibits


          11.1   Statement regarding  computation of net income (loss) per share
          27.1   Financial Data Schedule

         (b) On October 10, 1997 the Company filed a Report on Form 8-K regarding the effectiveness of its reincorporation in Delaware on October 3, 1997 and filing the Delaware corporation's certificate of incorporation, bylaws, form of indemnification agreement and the merger agreement used to affect the reincorporation.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 3, 1998

                                    SPECTRIAN CORPORATION
                                        (Registrant)



                                    /S/ BRUCE R. WRIGHT
                           ----------------------------------------------------
                                        Bruce R. Wright
                           Executive Vice President, Finance and Administration,
                                 Chief Financial Officer and Secretary
                              (Principal Financial and Accounting Officer)