Form 10-K
period 1998-03-31
SPECTRIAN CORP /CA/
filed 1998-05-21
CIK 925054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________.


                        Commission file number: 0-24360


                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      77-0023003
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


350 West Java Drive, Sunnyvale, California                 94089
 (Address of principal executive office)                (Zip Code)


       Registrant's telephone number, including area code: (408) 745-5400

           Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
 Title of each class                                        on which registered
 -------------------                                        -------------------
      None                                                         None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
             Series A Participating Preferred Stock, $.001 par value


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 18, 1998 as reported on the Nasdaq National Market, was approximately $124,769,768. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 18, 1998, registrant had outstanding 10,907,605 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 26, 1998.

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates," and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or documents incorporated by reference herein. Spectrian Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

     Spectrian Corporation (the "Company" or "Spectrian") designs, manufactures and markets highly linear radio frequency ("RF") power amplifiers that address the needs of wireless infrastructure original equipment manufacturers ("OEMs") and their service provider customers. The Company's amplifiers have been deployed in wireless networks in over 35 countries worldwide. Spectrian's amplifiers deliver high linearity, are cost-effectively produced in volume, support multiple transmission standards and demonstrate high field reliability. These attributes enable service providers to improve spectrum efficiency resulting in reduced cost per subscriber, to rapidly deploy new services and to offer enhanced quality and reliability of service.

Industry Background

     The market for cellular, personal communications services ("PCS") and wireless local loop ("WLL") communications services (collectively known as "wireless" services) has grown significantly during the past decade, fueled by decreasing prices for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and RF spectrum. In addition, several developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks. Emerging bidirectional wireless data applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue generating traffic on their networks. The Strategis Group estimates that the number of wireless subscribers worldwide will grow from 205 million in 1997 to 675 million in 2002.

     The growth in wireless communications has required, and will continue to require, substantial investment by service providers in infrastructure equipment. The Yankee Group estimates that spending by wireless service providers on infrastructure equipment was approximately $32 billion in 1997 and will rise to approximately $93 billion in 2002. A typical wireless communications system comprises a geographic region containing a number of cells, each of which contains a cell site (or "base station"), which are networked to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching office of the local wireline telephone company and broadcasts calls to the wireless users within the cell. A base station contains a fixed number of RF channels; in a single carrier system, each separate channel requires a separate transceiver, single channel power amplifier and tunable cavity filter, along with an antenna to transmit the outgoing signal to the wireless telephone user. Most existing wireless systems use single channel power amplifiers. The power amplifier receives a relatively weak signal from the transceiver and significantly boosts the power of that signal so that it can be broadcast throughout the cell, which typically covers a geographic area up to five miles in radius. The RF power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal.

     Traditional cellular systems are capable of carrying only one call per channel of spectrum and are based on analog technology. This limitation combined with the continuing growth of the wireless communications market has resulted in the crowding of transmissions within the available RF spectrum.

Because the radio frequencies assigned to transmissions are fixed, service providers are seeking new methods to use the RF spectrum more efficiently to increase capacity. Analog systems are being supplanted by digital systems, which convert voice transmissions into bits of electronic information and thereby use the finite RF spectrum allocated to wireless transmissions to serve growing demand. Three dominant digital transmission modulation formats have emerged for cellular and PCS networks that are known as Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA") and Global System for Mobile Communication ("GSM"). These transmission modulation formats allow a digital network to have a call capacity of three to eight times the number of voice conversations as an analog network. Existing analog cellular networks are in the process of upgrading to digital formats that operate at frequencies between 800 MHZ and 1000 MHZ, and new digital cellular networks are being constructed around the world as new licenses are being awarded. In addition to the growth in digital cellular networks, 1997 was a year of significant growth for new digital PCS networks that may be more desirable to wireless service providers, because such networks also allow a higher volume of calls in a given RF spectrum than analog cellular networks. PCS networks operate in the 1800 MHZ to 2000 MHZ frequency range but typically have a smaller coverage area per base station than their cellular counterparts. Thus PCS networks need two to three times as many base stations (and power amplifiers) as digital cellular networks. Service providers are upgrading their cellular networks to digital and deploying new PCS networks, trends which the Company believes will increase rapidly. The implementation of digital and PCS networks, in conjunction with the continued growth in analog networks, has resulted in an increased demand for network infrastructure equipment.

     Wireless carriers are also increasing system capacity by implementing dynamic channel allocation, which allows the service provider to automatically move available unused channels from less active base stations to busier adjacent base stations as the demand load moves, such as during commuter rush hours. Systems with dynamic channel allocation are more easily implemented with multicarrier power amplifiers, which can simultaneously broadcast signals using multiple transmission standards over a variable number of channels. The need to increase system capacity, combined with the development of multicarrier power amplifiers, has also encouraged wireless carriers to transition from "macrocell" base stations (which typically have a five mile radius) to microcells. When the number of subscribers within the macrocell exceeds the capacity of its equipment, the cell can be split into several smaller microcells to avoid a degradation in service. The geographic range of these microcells is smaller and requires equipment that consumes less power and is less expensive at each base station, but more microcells are required in order to increase the capacity of the overall system.

     Wireless carriers' ability to more effectively manage scarce spectrum resources and accommodate a larger number of subscribers is dependent on their ability to broadcast signals with high "linearity." Linearity is the degree to which amplified signals remain within their prescribed band of the spectrum with low distortion or interference from adjacent channels. In current systems, the RF power amplifier is generally the source of the greatest amount of signal distortion. Consequently, obtaining RF power amplifiers with high linearity is critical to a service provider's ability to reduce interference levels and thereby increase system capacity. For example, higher linearity amplifiers are required as the industry transitions from analog to digital technologies without significant improvements in power amplifier linearity relative to that required for analog networks. Multiple conversations on a single channel would lead to unacceptable channel interference. Consequently, high linearity is even more critical in digital networks than in analog networks. Multicarrier power amplifiers, which are critical to the use of dynamic channel allocation and microcells, require leading edge linearity technology to function properly. Substantial investment and technical expertise are required to design and manufacture RF power amplifiers with high linearity.

     Wireless service providers compete in dynamic markets characterized by evolving and competing industry standards, technologies and applications, and those wireless service providers that are able to increase the efficiency and lower the cost of new and existing systems will compete most effectively. Wireless service providers must anticipate evolving industry standards and invest in infrastructure equipment that both maximizes efficiency in the management of the limited spectrum licensed to them and is available in volume for rapid deployment.

     Service providers obtain their equipment from a concentrated group of large OEMs. The Company believes that Lucent Technologies, Inc. ("Lucent"), Ericsson Telephone Company ("Ericsson"), Motorola Corporation ("Motorola"), Northern Telecom Limited ("Northern Telecom"), Nortel Matra Communications ("Nortel
Matra"), in which Northern Telecom has an equity interest, and Nokia OY ("Nokia") supplied over 80% of the wireless infrastructure equipment installed worldwide in 1997. Most of these OEMs manufacture base station components internally. However, in response to competition and as the performance requirements of certain components increase, many of these OEMs have begun to rely on independent sources for certain system components, such as power amplifiers, that must meet unique technical requirements. To succeed in capturing orders from these OEMs, power amplifier suppliers must rapidly bring to market products that are highly linear, can be produced in volume cost-effectively, support multiple standards and are reliable in the field.

The Spectrian Solution

     Spectrian Corporation designs, manufactures and markets highly linear RF power amplifiers that address the needs of wireless infrastructure OEMs and their service provider customers. The Company's amplifiers provide significant advantages to its customers, including:

     High Linearity. Spectrian has developed the multiple technological competencies and disciplines required to achieve high linearity in its amplifiers. These competencies and disciplines include RF semiconductor technology, solid state device physics, thermal and mechanical packaging design, advanced circuit design, amplifier linear correction technologies, advanced signal processing techniques, control systems and computer aided design and modeling. The Company believes that its combined strengths in these areas provide it with an important competitive advantage in maintaining technological leadership. The high degree of linearity of the Company's amplifiers enables Spectrian's OEM customers to furnish wireless service providers with high capacity base station equipment at low capital cost per subscriber.

     Rapid Time to Market and Volume Manufacturing. The vertical integration of Spectrian's design and production processes is a key element of the Company's ability to address wireless infrastructure equipment suppliers' quantity and time to market requirements for power amplification products. The Company's ability to design and manufacture its RF semiconductors in-house is critical to rapidly and cost-effectively introducing new products that meet OEMs' evolving needs. Spectrian also designs its amplifiers to be manufactured in high volumes at low cost, which the Company believes has been a competitive advantage in securing orders from its OEM customers because power amplifiers have historically been difficult to manufacture in high volumes based upon the labor intensive nature of the manufacturing process and the complexities of RF power technology. Finally, the Company's use of automated testing reduces overall manufacturing cycle times and enables the Company to deliver products in volume more rapidly.

     Standards Independence. Spectrian's technologies support every major wireless modulation standard, and its multicarrier power amplifiers support several standards simultaneously. Certain of the Company's single carrier products support both analog and digital standards in a dual mode format. The Company believes that this breadth of product functionality is important to wireless service providers as they upgrade their cellular infrastructure equipment and implement digital systems in an environment characterized by evolving industry standards and the proliferation of spectrum allocation.

     High Quality and Reliability. Spectrian designs its power amplifiers to be highly reliable in the field. Spectrian's integrated design and manufacturing processes are important factors contributing to its ability to develop and produce highly reliable power amplifiers. In order to further address customer requirements for amplifier quality and reliability and to ensure process quality control, Spectrian has implemented a continuous process improvement program throughout the Company and is ISO 9001 certified.

     Multicarrier Functionality. Spectrian develops and supplies multicarrier amplifiers that integrate the functions of multiple single carrier power amplifiers into a single smaller unit while simultaneously eliminating the need for cavity filters. The Company believes that the distortion reduction performance of its multicarrier amplifiers will provide it with an important competitive advantage. The ability of the Company's multicarrier products to combine multiple digital and analog channel schemes enables carriers to maintain backward compatibility as they add digital transmission and implement dynamic channel allocation solutions. In addition, multicarrier units can potentially reduce service providers' equipment and maintenance costs and space requirements, thereby facilitating the implementation of microcells.

Spectrian Strategy

     Spectrian's objective is to strengthen its position as the leading merchant supplier of highly linear power amplifiers to wireless infrastructure equipment manufacturers and service providers worldwide. The Company's strategy incorporates the following key elements:

     Capitalize on Vertical Integration in Design and Manufacturing. The Company has historically pursued a strategy of vertical integration of its design and manufacturing processes, from design and development of the semiconductor die through assembly and automated testing with proprietary software and systems that minimize manufacturing cycle times. During fiscal 1998, the Company began outsourcing some of its printed circuit board assemblies but continues to exert control over each of the design and manufacturing steps which further contributes to improved amplifier linearity, shortens the Company's time to market, reduces unit costs and increases quality and reliability. In addition, operating a wafer fabrication facility improves the Company's access to a supply of RF semiconductors even in periods of high industry demand for semiconductors and intense competition for wafer fabrication capacity.

     Expand Relationships with Leading Worldwide Manufacturers of Wireless Infrastructure Equipment. The Company has developed relationships with certain large wireless OEMs, including Northern Telecom, Nortel Matra, LG Information and Communications Limited ("LGIC") and QUALCOMM Incorporated ("QUALCOMM"), as well as certain emerging manufacturers including Harris, Tellabs and Watkins Johnson. The Company markets its products worldwide, and as of March 31, 1998, its power amplifiers had been installed in over 35 countries. In fiscal 1997, Spectrian also began to establish direct relationships with certain wireless service providers, allowing the Company to address previously unavailable markets. The Company's strategy is to form lasting customer relationships by working closely with OEM customers to develop insight into their amplifier requirements and to design specific products that meet their needs, by rapidly delivering product designs and volume production and by maintaining the confidentiality of customer technology.

     Leverage Product Platforms to Provide Rapid Time to Market. The Company provides customized or "application specific" amplification products to address the particular technical and time to market requirements of each of its customers. The Company leverages its modular product architecture, configurable core technologies and product platforms, as well as its ability to design products for all RF modulation schemes, to rapidly and cost effectively develop and deliver application specific solutions to its customers.

     Pursue Standards and Systems Independence. The Company's products are compatible with wireless communications systems provided by various infrastructure suppliers and operate under every major domestic and international standard. By pursuing both standards and systems independence, the Company believes that it will benefit from the continuing growth of both existing and emerging wireless communications systems while reducing the risks associated with relying on the success of one or a limited number of systems or existing or emerging industry standards. In addition to supporting every major cellular standard, the Company has developed, and is continuing to develop, products that address the needs of the PCS and WLL markets.

     Strengthen Leadership Position in Amplification Technology. The Company intends to maintain and expand its technological leadership position by continuing to invest significant resources in research and development of amplification technology. The Company believes that its RF amplifier research and development team is among the largest and most skilled in the merchant RF power amplifier industry. To maintain a technological leadership position, the Company believes that numerous integrated technical capabilities are required, including semiconductor design and fabrication, unique packaging concepts and components, customized linearization and correction technologies and expert RF circuit design. The Company's strategy is to continue to invest significant resources to support the Company's technology leadership in amplifier linearity, power and efficiency.

Markets

     Wireless systems have historically employed analog transmission formats, certain of which have been adopted as industry standards. The need to accommodate a growing wireless customer base within a finite amount of spectrum has, however, encouraged a worldwide transition from analog standards to various digital technologies which are significantly more efficient. Current analog standards include Advanced Mobile Phone Services ("AMPS") in the Americas and Total Access Communications System ("TACS") and Nordic Mobile Telephone ("NMT") in Europe. Current digital standards include TDMA, CDMA, Personal Digital Cellular ("PDC") in Japan and GSM.

     The Company offers amplifiers that support the AMPS and TACS analog standards and the TDMA, CDMA and GSM digital standards for cellular systems. The Company has elected not to support the NMT analog standard in Europe, because it believes that NMT has a lower potential for growth than the GSM digital standard. To date, the Company has not invested significant development resources to incorporate the PDC standard into its product offerings, because such standard has not developed to any great degree outside of Japan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Rapid Technological Change; Evolving Industry Standards; Dependence on New Products."

     In addition to the analog and digital cellular systems discussed above, the market for PCS systems is expanding rapidly. The FCC has reallocated spectrum in the 1.85 to 1.99 gigahertz range for the provision of PCS and has conducted six rounds of auctions for the PCS spectrum. The success of PCS as a wireless service will depend in part on whether infrastructure manufacturers and service providers can reduce system manufacturing and service costs and prices sufficiently to increase significantly the rate of market penetration of potential subscribers.

     The following chart illustrates these existing and developing standards for wireless communications, and the shaded areas represent markets served and standards supported by the Company's current product offerings.


--------------------------------------------------------------------------------
                       Major Wireless Standards by Region
--------------------------------------------------------------------------------
                 Americas           Europe          Asia Pacific      Japan
                  (MHZ)             (MHZ)              (MHZ)          (MHZ)
             -------------------------------------------------------------------
 Analog        AMPS (800)       NMT (450, 900)     NMT (450, 900)   NTT (800)
 Cellular                        TACS (900)         AMPS (800)     JTACS (800)
                                 AMPS (800)         TACS (900)
--------------------------------------------------------------------------------
 Digital       CDMA (800)        GSM (900)        CDMA (800, 900)   PDC (1500)
 Cellular      TDMA (800)                           GSM (900)       JDC (800)
                                                  TDMA (450, 800)   CDMA (800)
--------------------------------------------------------------------------------
 PCS           CDMA (1900)       GSM (1800)         CDMA (1900)     PHS (1900)
               TDMA (1900)                          GSM (1800)
               GSM (1900)                           CDMA (1800)
--------------------------------------------------------------------------------


     The Company believes that the potential for wireless communications in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunications systems. The cost of building and maintaining a wireless network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications. In addition, if technological advances and price decreases continue to occur, a market in the United States and other developed countries for wireless service to be used in conjunction with, or in place of, traditional wireline ("local loop") service may emerge for a variety of applications. For example, WLL networks could provide local loop service and direct access to the long distance carriers.

Products

     The Company designs highly linear amplifiers that address the specific requirements of each of its OEM customers. The Company's product strategy is to support multiple wireless systems and standards. Most existing wireless systems use single carrier power amplifiers. The following table provides a list of standards for which the Company develops single carrier amplifiers:


              ---------------------------------------------------
                Spectrian Single Carrier Amplifier Configurations
              ---------------------------------------------------
                                           Frequency      Power
                        Standard             (MHZ)       (Watts)
              ---------------------------------------------------
              Analog Cellular:
                AMPS, CDPD                 869-894        45,65
                TACS                       917-950         65
              ---------------------------------------------------
              Digital Cellular:
                TDMA                       485-495         50
                TDMA                       869-894        25,50
                CDMA                       869-894         25
                GSM                        925-960         30
              ---------------------------------------------------
              PCS:
                GSM 1800                  1805-1880        30
                CDMA                      1930-1990       20,25
                GSM 1900                  1930-1990        30
                CDMA                      1805-1870        25
              ---------------------------------------------------
              WLL:
                Wideband CDMA             2370-2400     10,20,40
              ---------------------------------------------------


     The Company also offers multicarrier application specific amplification products. Multicarrier power amplifiers require significantly higher linearity than single carrier designs. The following table provides a list of the standards for which the Company develops multicarrier amplifiers:


     ---------------------------------------------------------------------
                 Spectrian Multicarrier Amplifier Configurations
     ---------------------------------------------------------------------
                                                                  Typical
                                       Frequency      Power      Linearity
                 Standard                (MHZ)       (Watts)      (dBc)*
     -------------------------------- -----------   ---------   ----------
             AMPS, TDMA, CDMA, CDPD    869-894       30-175        -70
             ETACS                     917-950         25          -50
             CDMA                     1805-1870      25-100        -65
     ---------------------------------------------------------------------


------------
*Carrier to Intermodulation Distortion Ratio.

     The Company's amplifiers can be configured as either modules or pallets, separate plug-in amplifier units or integrated subsystems and range in price from approximately $500 to $30,000. A pallet represents the lowest level of amplifier complexity and consists of RF semiconductors mounted on a printed circuit board without a housing. A plug-in amplifier unit consists of a cast housing, which provides for thermal management and low cost of production, and contains a RF amplifier pallet combined with a digital control interface module. A power amplifier subsystem consists of multiple cast housings and adds signal processing to enhance linearity. The Company's products are integrated into base station systems designed and/or manufactured by its OEM customers, and therefore must be engineered to be com-patible with industry standards, as well as certain customer specifications including frequency, power and linearity.

OEM Customers, Sales and Marketing

     The Company sells power amplifiers to a limited number of OEMs in North America, Europe and Asia principally through its direct sales organization. The Company's customers include many of the world's largest manufacturers of wireless infrastructure equipment, including Northern Telecom, Nortel Matra, LGIC and QUALCOMM. During fiscal 1998, Northern Telecom, Nortel Matra and LGIC accounted for approximately 57%, 22% and 14% of revenues, respectively. During fiscal 1997, Northern Telecom and Nortel Matra accounted for approximately 63% and 12% of revenues, respectively. During fiscal 1996, Northern Telecom and Nortel Matra accounted for approximately 58% and 17% of revenues, respectively. While Northern Telecom continues to be the Company's dominant customer due to Northern Telecom's growth and diversification into new markets, the products the Company supplies to Northern Telecom and the regions in which they are deployed have become more diverse. The Company expects that sales of its products will continue to be concentrated among a limited number of customers. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. Therefore, the Company expects to incur increasing price pressures from Northern Telecom and its other major OEM customers in future periods which could result in declining average sales prices for the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders by its customers. If the Company were to lose Northern Telecom or any other major customer as a customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Customer Concentration; Dependence on Northern Telecom."

     The Company employs a customer focused, team based direct sales approach to satisfy the power amplification needs of its customers. Sales to large OEM customers require close account management by Company personnel and relationships at multiple levels of its customers' organizations, including management, engineering and purchasing personnel. In addition, the Company's application specific amplification products require experienced sales personnel to match the customer's amplification requirements to the Company's product capabilities. The Company believes that close technical collaboration with the customer during the design phase of new communications equipment is critical to the integration of its amplification products into the new equipment. The Company's integrated sales approach involves a team consisting of a senior account manager, a program manager and members of the Company's engineering department. This sales approach allows the Company's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the product to the customer's specification. The Company's executive officers are also involved in all aspects of the Company's relationships with its major customers and work closely with their senior management. As of March 31, 1998, the Company had a direct sales staff of six people. The Company warrants its new products against defects in design, materials and workmanship, typically for a period of 12 to 18 months.

     As part of the effort to diversify its product base, in fiscal 1997 the Company began to sell multicarrier amplifier systems (including filters and combiners) directly to service providers. To date, these sales have been to providers in the United States and Israel. The Company recognizes that these sales may be in conflict with potential or current OEM sales and is willing to work with its OEM equipment suppliers so that the service provider receives a Spectrian power amplifier system directly or through the OEM. There can be no assurance that the Company's direct sales to service providers will not cause its OEM equipment suppliers to reduce orders or terminate their relationship with the Company. Any such reduction or termination could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Customer Concentration; Dependence on Northern Telecom."

     The Company markets its products overseas with the assistance of independent sales representatives in various parts of the world. The Company has one independent sales representative in the United States, three sales representatives in Europe covering Austria, Finland, France, Germany, Italy, Sweden and Switzerland, one sales representative dedicated to each of Japan and Israel and a representative organization in South Korea. The Company continuously evaluates whether to establish direct sales forces or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of potential sales opportunities. The
Company's  direct  sales  staff  provides  sales  direction  and  support to its international sales representatives. Sales outside of the United States represented 95%, 73% and 72% of revenues in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The Company expects that international sales will continue to account for a significant portion of its revenues. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer receivables collection periods, unexpected changes in regulatory requirements, tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Risks of International Sales."

Manufacturing

     The Company assembles, tests, packages and ships amplifier products at its manufacturing facilities located in Sunnyvale, California. The Company's manufacturing facilities consist of a 4 inch wafer fabrication and semiconductor assembly and test facility and an amplifier assembly and test facility. The

Company's manufacturing product engineering group, comprised of 37 engineers, is devoted to improving product manufacturability by minimizing assembly and test cycle times, improving product test yields and reducing overall manufacturing costs.

     Wafer Fabrication. As part of its strategy of vertical integration, the Company operates its own wafer fabrication facility for the production of the RF semiconductor, the most important component utilized in the Company's amplifiers. The Company has an eight person semiconductor process engineering group responsible for continuous improvement of semiconductor processes. The Company believes that control of the semiconductor manufacturing process allows it to reduce unit costs, control quality, improve time to market delivery and most importantly increase the linearity of the RF semiconductors used in its amplifiers.

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

     The Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies and overtime expenses, inefficient material procurement and an inability to realize economies of scale. These high manufacturing costs and production interruptions have had an adverse effect on the Company's results of operations. In addition, the Company has made and expects to continue to make pricing commitments to OEM customers in anticipation of achieving such manufacturing cost reductions. Any failure to achieve such manufacturing cost reductions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's operation of its wafer fabrication facility subjects the Company to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Com-pany's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. However, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. In addition, compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Risks Associated with Internal Wafer Fabrication."

     The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. RF semiconductors as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems, although no such problems have had a material adverse effect on the Company's business, financial condition and results of operations. In addition, multicarrier power amplifiers have a higher probability of malfunction because of their greater complexity. There can be no assurance that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's business, financial condition and results of operations. If such defects or failures occur, the Company could experience lost revenue, increased costs (including warranty expense, costs associated with customer support and other product liability related costs), delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Product Quality, Performance and Reliability."

     Semiconductor Assembly and Test. Once a wafer is processed, it is tested and diced into chips that are attached to a special ceramic package, wire bonded and encapsulated. The packages are designed for optimal thermal and electrical performance that are critical during high power RF operation. These processes require precision for performance of the semiconductor to meet the Company's strict standards but must also be suited to manufacturing in large volumes. The Company utilizes patented packaging techniques to improve the performance of its semiconductors and amplifiers as well as the automated assembly techniques for semiconductors. In addition, the Company utilizes a specialized surface mount packaging process to improve transistor assembly volume that also enhances thermal performance, lowers costs and improves reliability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

     Amplifier Assembly and Test. The Company's amplifier manufacturing activities consist of purchasing components, assembling and testing components and subassemblies, and integrating subassemblies into finished products. The Company's amplifiers are comprised of a variety of subassemblies and components designed or specified by the Company, including housings, harnesses, cables, packaged RF semiconductors, semiconductor integrated circuits and printed circuit boards. Except for the RF semiconductors, these components and subassemblies are manufactured by third parties and are shipped to the Company for final assembly. During the third quarter of fiscal 1998, the Company began outsourcing some of the assembly of its higher volume components consisting of the integration of printed circuit boards and the RF semiconductors manufactured by the Company on a turnkey basis. Regardless of whether the Company assembles a component in house or relies on a turnkey contractor, each of the Company's products receives extensive in process and final quality inspections and tests.

     The Company attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in the Company's products are currently available only from single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, the Company has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. If the Company were unable to obtain sufficient quantities of components, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Sole or Limited Sources of Materials and Services."

     The Company continues to initiate actions to reduce its manufacturing costs. The Company has negotiated master purchase agreements with its vendors to have substantially all of its parts bid on an annual basis rather than on a monthly basis, which it believes has generated significant volume discounts. The Company is also implementing standardized automated test processes and material handling throughout the manufacturing area which is also designed to reduce costs. In the third quarter fiscal 1998, the Company also began utilizing the services of a turnkey contractor to assemble certain of its high volume printed circuit board components. There can be no assurance that these activities will reduce costs as quickly as anticipated reductions in average selling prices of the Company's products. Any failure to achieve continued manufacturing cost reductions could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Factors Affecting Future Operating Results-- Fluctuations in Operating Results" and "--Declining Average Sales Prices."

Research and Development

     The mission of the Company's research and development organization is to rapidly design low cost, highly manufacturable RF power amplifiers with industry leading performance. The Company's research and development staff is organized into a semiconductor group and an amplifier group. The semiconductor group focuses on the rapid design of RF semiconductors that are low cost and highly efficient to provide improved RF performance. The semiconductor group also performs advanced research in device modeling and semiconductor process development to support the amplifier engineering group's efforts. The amplifier engineering group focuses on rapid development of new RF power amplifiers that are manufacturable in high volumes at low cost and achieve industry leading performance. This group creates new product platforms and leverages existing ones, reuses existing circuit topologies and introduces into production new correction, control and amplification concepts created by the group. The Company uses an automated design environment to model RF semiconductors and amplifiers. This design environment, together with the Company's modular product architecture and configurable core technologies, allow it to rapidly define, develop and deliver on a timely basis the new and enhanced products demanded by its OEM customers.

     The Company has historically devoted a significant portion of its resources to research and development programs and expects to continue to do so. As of March 31, 1998, the Company had 119 people engaged in research and development. The Company's research and development expenses in fiscal 1998, fiscal 1997 and fiscal 1996 were $18.6 million, $17.2 million and $14.5 million, respectively, and represented 11%, 19% and 20%, respectively, of total revenues in those periods.

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The Company's future success depends upon, among other things, its ability to develop new products in a timely manner that compete effectively on the basis of price and performance and that adequately address the needs of its OEM customers. No assurance can be given that the Company's product development efforts will be successful, that its new products will achieve customer acceptance or that such OEMs' products will achieve customer acceptance. In addition, as is characteristic of the wireless communications equipment industry, the average sales prices of the Company's products have historically decreased over the products' lives and are expected to continue to do so. To offset declining average sales prices, the Company believes that in the near term it must develop new products that incorporate advanced features and can be sold at higher average sales prices. To the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher sales prices and margins, the Company's business, financial condition and results of operations would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future
Operating Results--Rapid Technological Change; Evolving Industry Standards; Dependence on New Products" and "--Declining Average Sales Prices."

Patents and Proprietary Technology

     The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 16 United States patents, and has 22 United States patent applications pending, including five that have been allowed but not yet formally issued. The

Company also has been awarded four foreign patents and has ten foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Uncertain Protection of Intellectual Property."

     The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms or a "design around" is not practicable, if at all. In the event that any third party makes a successful claim against either the Company or its customers and a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Risk of Third Party Claims of Infringement."

Competition

     The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers, including Northern Telecom, Nortel Matra, LGIC and QUALCOMM, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources such as the Company. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter into the merchant market and compete directly with the Company, and at least one OEM, NEC Corporation ("NEC") has already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Internal Amplifier Design and Production Capabilities of OEMs" and "--Market for the Company's Products is Highly Competitive."

     The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Hewlett-Packard Wireless Infrastructure Division, M/A-COM (a subsidiary of AMP), Microwave Power Devices, NEC and Powerwave Technologies. Certain of these competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company has experienced significant price competition, which has in the past affected gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market. There can be no assurance that the Company will not be subject to increased price competition or that the Company will be able to compete successfully in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Market for the Company's Products is Highly Competitive."

Backlog

     The Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. As part of the Company's close working relationships with its major customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their amplifiers, and if necessary, to inventory products at the Company's facilities for just in time delivery. Therefore, although contracts with such customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only a few days or weeks prior to the actual required delivery dates. In addition, the Company's customers may cancel or defer orders without significant penalty.

American Microwave Technology, Inc.

     In April 1997, the Company sold its wholly owned subsidiary, AMT, to the management group and employees of AMT for approximately $4.0 million in cash, realizing a gain of approximately $1.5 million after disposition of AMT's net assets. The Company decided to divest AMT, which designs, develops and manufactures RF power amplifier systems for selected wireless, scientific and application specific markets, after concluding that AMT's market focus had become less synergistic with the Company's core business. In fiscal 1997 and fiscal 1996, AMT accounted for approximately 10% and 7%, respectively, of the Company's revenues.

Employees

     As of March 31, 1998, the Company had a total of 688 regular, temporary and contract employees, including 502 in manufacturing, 119 in research and development, 26 in sales and 41 in administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

Year 2000 Compliance

     Many installed computer programs were written using a two digit date field rather than four digit fields to define the applicable year. Such computer programs utilizing a two digit date fields may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has identified Year 2000 Issues in certain of its internal operating systems and is in the process of installing a new computer software system which will increase operational and financial efficiencies and information analysis. The new enterprise system recognizes dates beyond December 31, 1999 and addresses the substantial portion of the Year 2000 Issue that may impact the Company. The cost of this project, as it relates to the Year 2000 Issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows. The Company has not completed an audit of its remaining internal systems or products with respect to Year 2000 Issues.

Management

     The executive officers of the Company and certain information about them as of March 31, 1998 are as follows:


          Name            Age                           Position
-----------------------  -----   ----------------------------------------------
Garrett A. Garrettson     54     President, Chief Executive Officer and Director
Stephen B. Greenspan      56     Executive Vice President of Operations and
                                   Chief Operating Officer
Bruce R. Wright           49     Executive Vice President, Finance and
                                   Administration, Chief Financial Officer and
                                   Secretary
Timothy Heyboer           48     Vice President, Amplifier Engineering
David Piazza              34     Vice President, Semiconductor R&D
Joseph M. Veni            46     Senior Vice President, Sales and Marketing
William Zucker            40     Vice President, Marketing


     Garrett A. Garrettson joined the Company in April 1996 as President, Chief Executive Officer and a Director. Between March 1993 and March 1996, he served as President and Chief Executive Officer of Censtor Corporation ("Censtor"), which designs and sells technology related to magnetic recording heads for the disk drive industry. From 1986 to March 1993, he served as a Vice President of Imprimis Technology Incorporated ("Imprimis"), a wholly owned subsidiary of Control Data Corporation, and subsequently as a Vice President of Seagate Technology, Inc. ("Seagate") following its acquisition of Imprimis in 1989. Prior to 1986, Mr. Garrettson held a variety of positions with Hewlett-Packard Company and served in the United States Navy. Mr. Garrettson also serves on the Boards of Directors of RedLake Imaging and Benton Oil and Gas Company. He received his B.S. and M.S. in Engineering Physics and his Ph.D. in Mechanical Engineering from Stanford University.

     Stephen B. Greenspan joined the Company in May 1996 as Executive Vice President of Operations and was named Chief Operating Officer in April 1997. From November 1991 to February 1996, he served as Senior Vice President, Quality and Customer Service at Seagate. Mr. Greenspan also held a variety of positions at Seagate including Vice President of Process Development and Vice President of Domestic and Far East Operations. From March 1986 to August 1987, Mr. Greenspan served as Vice President of Operations at Tandon Corporation, a manufacturer of personal computers. From 1967 to 1986, Mr. Greenspan held a variety of management positions at IBM Corporation related to semiconductor and circuit technologies, personal computer manufacturing and supplier management. He received his B.S.E.E. degree from New Jersey Institute of Technology and his M.S.E.E. degree from Syracuse University.

     Bruce R. Wright joined the Company on May 1, 1997 as Executive Vice President of Finance and Administration, Chief Financial Officer and Secretary. Prior to joining the Company, he was Chief

Financial Officer at Tencor Instruments from December 1991 to April 1997. From January 1988 to July 1991, he was Chief Financial Officer at Teknekron Corporation. Mr. Wright also served with Atlantic Richfield Company and the U.S. Air Force. He received his B.A. in Physics from Pomona College, his B.S. in Mechanical Engineering from California Institute of Technology and his S.M. in Management from the Massachusetts Institute of Technology ("MIT").

     Tim Heyboer joined the Company in 1986 as Director of Engineering and served in a variety of departments including product line management and the now discontinued military division. In August 1996, Mr. Heyboer was named Vice
President of Amplifier Engineering of the Company. Prior to joining Spectrian, Mr. Heyboer was employed at Narda Western Operations, a passive microwave components company, most recently as director of engineering. Mr. Heyboer received his B.S.E.E. degree and his M.S.E.E. degree from University of Michigan, Ann Arbor.

     David Piazza joined the Company in 1990 as a Project Engineer. In September 1996, Mr. Piazza was named Vice President, Semiconductor R&D for the Company. He has served in various management positions at the Company, including Director of Engineering, PCS Amplifier Products, Engineering Manager, Amplifier Products and Project Engineer. Mr. Piazza received his B.S.E.E. degree from the University of California at Davis.

     Joseph M. Veni joined the Company in April 1992 as Vice President of Sales and in June 1996 was named Senior Vice President, Sales and Marketing. From 1987 to April 1992, he was Vice President of Sales and Marketing at TTI-General Signal. From 1985 to 1987, Mr. Veni worked at Cushman Electronics, Inc. Prior to that time, Mr. Veni was employed by Halcyon Communications, Inc., ICS Group, Inc. and Western Union Telegraph Co. in various marketing and sales positions. Mr. Veni received his Associates Degree in Electronics Technology from Mt. San Antonio College.

     William Zucker joined the Company in October 1995 as Vice President of Engineering. In August 1996, Mr. Zucker became Vice President of Product Line Management. In April 1997, he was named Vice President of Marketing. Prior to joining the Company, Mr. Zucker held several positions at AT&T/AT&T Bell Labs, including director of product management from July 1994 to October 1995 and director of development from November 1991 to July 1994. Mr. Zucker received his B.S.E.E. degree from Manhattan College and his S.M. in Electrical Engineering from MIT.


ITEM 2. PROPERTIES

     The Company's principal administrative, engineering and manufacturing facilities are located in two buildings of approximately 141,000 square feet in Sunnyvale, California. In November 1996, the Company entered into several agreements in connection with a transaction with respect to these properties. Pursuant to these agreements, the Company sold these properties to SPEC (CA) QRS 12-20, Inc. ("SPEC"), and pursuant to the terms of a lease agreement, SPEC agreed to lease these properties to the Company for a term of 15 years (with two options to extend the lease for up to an additional ten years). This lease agreement also provides that the Company shall have the right of first refusal to purchase the properties from SPEC upon the occurrence of certain conditions. During the first quarter of fiscal 1999, the Company entered into operating leases for an ancillary 40,000 square foot manufacturing facility in Rocklin, California and a 7,750 square foot engineering design center in Quincy, Illinois. The Rocklin facility has a sixty-two month term and expires in July 2003, and the Quincy facility has a twelve month term and expires in March 1998. In March 1997, through means of a limited liability company of which the Company owns 91.5%, the Company purchased a building of approximately 39,000 square feet in Sunnyvale, California located between the Company's two occupied buildings. The Company is currently sharing occupancy of this building with a third party to whom it subleases space under month to month lease arrangements.


ITEM 3. LEGAL PROCEEDINGS

     Since December 23, 1997, a number of complaints have been filed against the Company and certain of its officers in the Federal Court for the Northern District of California that allege violations of the federal securities laws. Similar complaints have been filed in California state court that allege violations of California state securities laws and California common law. The complaints have been consolidated in the federal and state courts, respectively. The plaintiffs in both the federal and state lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The complaints allege that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                      PRICE RANGE OF SPECTRIAN COMMON STOCK

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SPCT" since August 4, 1994. The following table sets forth for the period indicated the high and low sale prices for the Common Stock, as reported by the Nasdaq National Market.


                                                 High          Low
                                             -----------   ----------
         Fiscal Year Ended March 31, 1997
            First Quarter                      $25 1/2       $13
            Second Quarter                      15 1/4         7
            Third Quarter                       13             7 3/8
            Fourth Quarter                      14 3/8         7 5/8
         Fiscal Year Ended March 31, 1998
            First Quarter                       37 3/4        10 3/4
            Second Quarter                      64 1/4        36 1/4
            Third Quarter                       66 3/8        16 3/4
            Fourth Quarter                      20 1/2        14 5/8


     On May 18, 1998, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $16.125 per share. As of May 18, 1998 there were approximately 305 holders of record of the Company's Common Stock.


                                 DIVIDEND POLICY

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company has entered into a bank line of credit and the Company's agreement with such lender prohibits the payment of cash dividends without the prior written consent of the lender.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below under the captions
"Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1998, are derived from the consolidated financial statements of Spectrian Corporation and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick
LLP, independent auditors. The results for the fiscal year ended March 31, 1998 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements as of March 31, 1998 and March 31, 1997 and for each of the years in the three year period ended March
31,  1998 and notes  thereto  set  forth on Pages F-1 to F-15 and  "Management's
Discussion and Analysis of Financial Condition and Results of Operation."

                                                                        Fiscal Year Ended March 31
                                                   -------------------------------------------------------------------------
                                                     1998            1997             1996            1995            1994
                                                   --------        --------         --------        --------        --------
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues .......................................   $168,798        $ 88,252         $ 72,113        $ 62,478        $ 37,859
                                                   --------        --------         --------        --------        --------
Costs and expenses:
 Cost of sales .................................    132,684          65,322           45,355          39,068          22,154
 Research and development ......................     18,644          17,230           14,548          11,374          10,058
 Selling, general and administrative ...........     13,014           9,299            7,450           6,784           5,529
                                                   --------        --------         --------        --------        --------
   Total costs and expenses ....................    164,342          91,851           67,353          57,226          37,741
                                                   --------        --------         --------        --------        --------
   Operating income (loss) .....................      4,456          (3,599)           4,760           5,252             118
Interest income (expense), net .................      3,335            (392)             889             391            (667)
Other income, net ..............................      1,530            --               --              --              --
                                                   --------        --------         --------        --------        --------
 Income (loss) before income taxes .............      9,321          (3,991)           5,649           5,643            (549)
Income tax expense .............................        399            --                169             170            --
                                                   --------        --------         --------        --------        --------
 Net income (loss) .............................   $  8,922        $ (3,991)        $  5,480        $  5,473        $   (549)
                                                   ========        ========         ========        ========        ========
Net income (loss) per share:(1)
 Basic .........................................   $   0.91        $  (0.49)        $   0.71        $   0.87        $  (0.39)
 Diluted .......................................   $   0.83        $  (0.49)        $   0.66        $   0.70        $  (0.39)
Shares used in computing per share
 amounts:(1)
 Basic .........................................      9,881           8,150            7,684           6,300           1,399
 Diluted .......................................     10,701           8,150            8,363           7,764           1,399


                                                                                      March 31
                                                         --------------------------------------------------------------------
                                                           1998           1997           1996           1995           1994
                                                         --------       --------       --------       --------       --------
                                                                                    (in thousands)
Balance Sheet Data:
Working capital ..................................       $117,478       $ 24,062       $ 12,710       $ 28,317       $  7,859
Total assets .....................................        175,051         66,633         55,922         45,070         20,965
Debt and capital lease obligations, net of
 current portion(2) ..............................          5,912          7,057           --             --            3,634
Total stockholders' equity .......................        144,342         42,466         44,838         37,056          9,765

------------
(1) See Note 1 of Notes to Consolidated Financial Statements contained on pages F-1 to F-15 of this Annual Report on Form 10-K for the fiscal year ended March 31, 1998 for information concerning the per share computations.
(2) See Note 4 of Notes to Consolidated Financial Statements herein for a description of the Company's debt and lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These forward looking statements include, but are not limited to: the statements in the first paragraph of "Overview" regarding future revenues; second paragraph of "Overview" regarding the impact on the Company of a loss of a major OEM customer; the statements in the analysis of "--Years ended March 31, 1998 and 1997" under "--Cost of Sales" regarding anticipated product introductions, related cost improvements and trends offsetting such cost improvements; the statements in the second paragraph of "--Liquidity and Capital Resources" concerning renewal of the revolving line of credit to this the statements in the last paragraph under "--Liquidity and Capital Resources" regarding the anticipated spending for capital additions in fiscal 1999 and the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements; and the statements in "Factors Affecting Future Operating Results." The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward looking statements.

Overview

     The Company designs, manufactures and markets highly linear single carrier and multicarrier power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Northern Telecom. The Company pursues a strategy of vertical integration in its design and manufacturing processes, including operating its own 4 inch wafer fabrication facility. As a result, the Company has a higher level of fixed costs and is dependent upon substantial revenue to achieve profitability. In the fourth quarter of fiscal 1998, first quarter of fiscal 1997 and third quarter of fiscal 1996, product orders fell sharply resulting in substantial losses in those quarters. There can be no assurance that the Company will not experience such fluctuations in the future. For example, the significant reduction in product revenue the Company experienced in the fourth quarter of fiscal 1998 reflects the impact of fluctuations in demand with a cost structure that is relatively fixed in the short term from the softening demand in the TDMA markets and delays in build-out of the Korean PCS systems due to the unstable Asian financial markets and general economic conditions in Korea and other Asian countries. The Company also anticipates lower product revenues over the next two to three quarters as a result of such factors and anticipates that revenues for fiscal 1999 may not equal, and will not exceed, revenues for fiscal 1998.

     During fiscal 1998, Northern Telecom, Nortel Matra and LGIC accounted for approximately 57%, 22% and 14% of revenues, respectively. During fiscal 1997, Northern Telecom and Nortel Matra accounted for approximately 63% and 12% of revenues, respectively. During fiscal 1996, Northern Telecom and Nortel Matra accounted for approximately 58% and 17% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products.

     The Company's vertical integration strategy entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and wireless service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to realize economies of scale.

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

Results of Operations

     The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and the gross margin on sales.


                                                  Fiscal Year ended March 31,
                                                 ------------------------------
                                                 1998        1997         1996
                                                 -----       -----        -----
Revenues ..................................      100.0%      100.0%       100.0%
                                                 -----       -----        -----
Costs and expenses:
 Cost of sales ............................       78.6        74.0         62.9
 Research and development .................       11.0        19.6         20.2
 Selling, general and administrative ......        7.8        10.5         10.3
                                                 -----       -----        -----
   Total costs and expenses ...............       97.4       104.1         93.4
                                                 -----       -----        -----
   Operating income (loss) ................        2.6        (4.1)         6.6
Interest income (expense), net ............        2.0        (0.4)         1.2
Other income, net .........................        0.9        --           --
                                                 -----       -----        -----
 Income (loss) before income taxes ........        5.5        (4.5)         7.8
Income tax expense ........................        0.2        --            0.2
                                                 -----       -----        -----
 Net income (loss) ........................        5.3%       (4.5)%        7.6%
                                                 =====       =====        =====
Gross margin on sales .....................       21.4%      26.0 %        37.1%


   Years Ended March 31, 1998 and 1997

     Revenues. The Company's revenues increased by 91% to $168.8 million for the fiscal year ending March 31, 1998 ("fiscal 1998") from $88.3 million for the fiscal year ending March 31, 1997 ("fiscal 1997"). The sizable increase in revenues for fiscal 1998 reflects a significant increase in demand in the first three fiscal quarters of 1998, primarily by Northern Telecom, for the Company's second generation GSM and multicarrier products, single carrier TDMA products and Korean PCS CDMA products. In the fourth quarter of fiscal 1998, the Company's revenues decreased substantially to $27.6 million from $47.2 million in the immediately preceding quarter due to reduced orders from OEM customers stemming in part from the impact of the financial market and economic turmoil in parts of Asia, particularly Korea. The Company believes that it is unlikely that demand for the Company's products will return to prior levels in calendar 1998, if ever. As a result of this factor and others as well as the difficulties in predicting the Company's future revenue, the Company believes that the revenues in fiscal 1999 may not meet, and will not exceed, fiscal 1998 revenues.

     Cost of Sales. Cost of sales consists primarily of raw materials, RF semiconductor fabrication costs, amplifier assembly and test costs (including turnkey assembly services), overhead and warranty costs. The

Company's cost of sales increased by 103% to $132.7 million for fiscal 1998 from $65.3 million for fiscal 1997. Included in the cost of sales were costs associated with the rapid increase in manufacturing volume for new products and costs associated with discontinuing older products. Gross margin on sales was 21% for fiscal 1998 as compared to 26% for fiscal 1997. The decline in gross margin for fiscal 1998 primarily reflects costs associated with steep new product volume manufacturing growth including investment in overhead infrastructure and automated test equipment, premium costs associated with materials procurement and logistics, excess and obsolete inventories and product warranty costs. In the fourth quarter of fiscal 1998, the Company had negative gross margin of 17.4% as compared to positive gross margins of 28.5% and 27.2% in the third quarter of fiscal 1998 and the fourth quarter of fiscal 1997, respectively. The decline in the gross margin for the fourth quarter of fiscal 1998 was attributable to increased material, warranty, excess and obsolete inventory costs that were not reduced proportionately to revenues. The Company anticipates that the use of turnkey contractors to assemble certain high volume printed circuit board components may reduce the growth of manufacturing costs in future periods.

     Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 8% to $18.6 million in fiscal 1998 from $17.2 million in fiscal 1997. R&D spending in fiscal 1997 included development costs for the Company's 4 inch wafer fabrication facility. The increase in R&D spending in fiscal 1998 reflects increased spending in both amplifier and semiconductor R&D for personnel expenses and project development expenses. R&D expenses as a percentage of revenues decreased to 11.0% in fiscal 1998 from 19.6% in fiscal 1997, reflecting the substantially higher revenue levels in fiscal 1998.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 39.9% to $13.0 million for fiscal 1998 from $9.3 million for fiscal 1997. SG&A expenses as a percentage of revenues decreased to 7.8% for fiscal 1998 from 10.5% for fiscal 1997. The increase in SG&A expenses was primarily due to outside commissions paid for South Korean sales, MIS investment in new infrastructure, increases in sales and administrative headcount, and to a lesser extent the maintenance of a South Korean sales support office. The decrease of SG&A expenses as a percentage of sales was a result of the substantially higher revenue level in that period.

     Interest Income (Expense), net. Interest income, net for fiscal 1998 was $3.3 million compared to net interest expense of $392,000 for fiscal 1997. The increase in net interest income was the result of interest income earned on substantially higher cash balances and short-term investments reflecting primarily the investment of the proceeds of the Company's August 1997 public offering.

     Other Income, net. Other income of $1.5 million was recorded in the first quarter of fiscal 1998 representing the net gain realized from the cash sale of the Company's wholly owned subsidiary, AMT, to the management group and employees of AMT. No other expense or other income was recorded during fiscal 1997.

     Income Taxes. The Company recorded income tax expense for fiscal 1998 of $399,000. The combined effective tax rate of 4.3% for fiscal 1998 reflects the use of net operating loss carryforwards ("NOLs"). The Company's ability to use its NOLs against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.

   Years Ended March 31, 1997 and 1996

     Revenues. The Company's revenues increased by 22.4% to $88.3 million in fiscal 1997 from $72.1 million in fiscal 1996. The increase was due primarily to increasing volume in sales of PCS products, reflecting the build-out of the U.S. PCS network infrastructure, and continued strong GSM product sales.

     Cost of Sales. The Company's cost of sales increased by 44.0% to $65.3 million in fiscal 1997 from $45.4 million in fiscal 1996. Gross margin on sales in fiscal 1997 declined to 26.0% from 37.1% in fiscal 1996. During fiscal 1997 the Company introduced 14 new products into manufacturing to meet customer and market demands. The need to produce many of these products in high volumes during their manufacturing infancy resulted in much higher costs for the related material, labor and overhead. The heavy new product volume had a detrimental effect on the Company's fiscal 1997 gross margins and profitability.

     Research and Development. The Company's R&D expenses increased 18.4% to $17.2 million in fiscal 1997 from $14.5 million in fiscal 1996. As a percentage of revenues, R&D expenses declined slightly to 19.6% in fiscal 1997 from 20.2% in fiscal 1996. The increase in R&D expenses primarily reflected nine months of development expenses for the Company's 4 inch wafer fabrication facility as compared to only three months in fiscal 1996 as well as increased R&D hiring and the associated recruiting and salary costs.

     Selling, General and Administrative. The Company's SG&A expenses increased by 24.8% to $9.3 million in fiscal 1997 from $7.5 million in fiscal 1996. SG&A expenses as a percentage of revenues increased slightly to 10.5% in fiscal 1997 from 10.3% in fiscal 1996. The increase in SG&A expenses from fiscal 1996 to fiscal 1997 was primarily attributable to increases in sales and marketing headcount and the related salaries and expense benefits, as well as outside commissions expenses required to support the Company's expanding customer base and product portfolio.

     Interest Income (Expense), net. Net interest expense for fiscal 1997 was $392,000, compared to net interest income of $889,000 in fiscal 1996. The change between fiscal 1997 and fiscal 1996 primarily reflects decreased interest income as a result of lower average cash balances in fiscal 1997 and the interest expense incurred as a result of the Company utilizing various debt financing instruments during fiscal 1997.

     Income Taxes. The Company did not record a provision for income taxes in fiscal 1997 because the Company incurred a net loss. An income tax provision of $169,000 was recorded in fiscal 1996, an effective tax rate of 3% after use of NOLs from prior periods.

Liquidity and Capital Resources

     The Company has financed its growth through its initial public offering in August 1994, a public equity offering in August 1997, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash provided by operations was $16.6 million in fiscal 1998, while cash used by operations in fiscal 1997 was $8.1 million. The cash provided by operations for fiscal 1998 was principally generated by the Company's profits over the first three quarters of the fiscal year. The cash used by operations in fiscal 1997 was principally for purchasing inventory to support production growth for increasing product shipment volumes.

     As of March 31, 1998, the Company had working capital of $117.5 million including $99.6 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of March 31, 1998, the Company was in compliance with all of these financial covenants with the exception of the profitability covenant with respect to which covenant the lender granted a waiver to the Company. There were no borrowings outstanding against this line of credit as of March 31, 1998.

     In April 1998, the Company announced a repurchase program (the "1998 Repurchase Program") pursuant to which it may acquire up to one million shares of Common Stock in open market purchases. To date, no shares have been repurchased under the 1998 Repurchase Program.

     In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of March 31, 1998. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its future facilities expansion.

     Additions to property and equipment were $18.0 million for fiscal 1998 and $16.3 million in fiscal 1997. Capital additions for fiscal 1998 included the purchase of new corporate management information systems software, manufacturing test and production equipment required to support new products and increase factory capacity, and test equipment to support various research and development projects.

     The Company anticipates spending approximately $18 million over the next 12 months for capital additions primarily to support manufacturing capacity requirements, development projects and facilities expansion. Based on the Company's current working capital position, the cash flows the Company expects to generate from fiscal 1999 operations and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

Factors Affecting Future Operating Results

     Customer Concentration; Dependence on Northern Telecom. The wireless infrastructure equipment market is dominated by a small number of large OEMs, including Ericsson, Lucent, Motorola, Northern Telecom, Nortel Matra and Siemens AG. The Company's revenues are derived primarily from sales to a limited number of these OEMs, particularly Northern Telecom and Nortel Matra. During fiscal 1998 Northern Telecom, Nortel Matra and LGIC accounted for approximately 57%, 22% and 14% of revenues, respectively. During fiscal 1997, Northern Telecom and Nortel Matra accounted for approximately 63% and 12% of revenues, respectively. During fiscal 1996, Northern Telecom and Nortel Matra accounted for approximately 58% and 17% of revenues, respectively. Furthermore, a substantial portion of revenues from Northern Telecom and Nortel Matra in fiscal 1998, fiscal 1997 and fiscal 1996 resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company, Northern Telecom and Nortel Matra have an agreement, renegotiated annually, pursuant to which Northern Telecom and Nortel Matra commit to purchase a certain volume of their annual power amplifier requirements for specified prices from the Company. The renewal of the Company's agreement with Northern Telecom and Nortel Matra for calendar year 1998 was finalized in October 1997. Based on lower RF amplifier volume commitments and reduced pricing contained in this agreement, the recent slowdown in demand for TDMA products and delays in the Korean PCS system build-out, as well as other factors, the Company expects that the Company's recent significant growth in revenues will not be sustainable. The Company also anticipates that the Company's fiscal 1999 revenues may not meet, and will not exceed, fiscal 1998 revenues. In addition, there can be no assurance that Northern Telecom and Nortel Matra will enter into a contract as favorable to the Company, if any, in the future otherwise agree to purchase the same or similar levels of their power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Northern Telecom and Nortel Matra, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Northern Telecom and other major OEM customers in future periods, which could result in declining average sales prices for the Company's products. See "Business--OEM Customers, Sales and Marketing."

     Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; and changes in inventory levels; and most recently, the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the latter part of fiscal 1996 and the early part of fiscal 1997, driven partly by delays in the build-out of PCS infrastructure, caused significant fluctuations in the Company's product sales during that period of time. There can be no assurance that the Company will not experience such fluctuations in the future, and, in fact, the Company experienced a significant reduction in product revenue in the fourth quarter of fiscal 1998 and anticipates lower product revenues over the next two to three quarters as a result of softening demand in the TDMA markets and delays in Korean PCS demand due to the unstable Asian financial markets and general economic conditions in Korea and other Asian countries. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

     Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that those OEMs that purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant RF amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--OEM Customers, Sales and Marketing."

     Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. For example, continued softening of demand in the TDMA market or failure of another modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. See "Business--OEM Customers, Sales and Marketing," "--Manufacturing" and "--Research and Development."

     Risks Associated with Internal Wafer and Device Fabrication. The Company's operation of its wafer and device fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's business, financial condition and results of operations. The design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, quality control of the packages, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that the Company will be able to achieve acceptable production yields in the future. In addition, the Company's wafer and device fabrication facility represents a single point of failure in its manufacturing process that would be costly and time consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations or the loss of employees dedicated to the wafer and device fabrication facilities could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to maintain acceptable wafer and device production levels, will have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing" and "--Facilities."

     Product Quality, Performance and Reliability. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. RF semiconductors as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. In addition, multicarrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. There can be no assurance that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing."

     Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including cast housings, printed circuit boards, specialized RF components and specialized subassemblies. The Company purchases these components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Although the Company is currently identifying potential alternative sources of these components, its reliance on sole sources entails certain risks, including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors, the Company would be required to requalify the components with each new vendor. Any inability of the Company to obtain timely deliveries of components of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining these components, and no assurance can be given that shortages will not occur in the future. See "Business--Manufacturing."

     Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among merchant suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing."

     Risks of International Sales. Sales outside of the United States were 95%, 73% and 72% of revenues in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the IMF on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--OEM Customers, Sales and Marketing."

     Reliance upon Growth of Wireless Services. Sales of power amplifiers to wireless infrastructure equipment suppliers have in the past accounted, and are expected in the future to account, for substantially all of the Company's product sales. Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases more slowly than the Company or its OEM customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Business--Industry Background."

     Market for the Company's Products Is Highly Competitive. The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers, including Northern Telecom, Nortel Matra, LGIC and QUALCOMM, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter the merchant market and compete directly with the Company, and at least one OEM, NEC, has already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations. See "--Internal Amplifier Design and Production Capabilities of OEMs."

     The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Hewlett-Packard Wireless Infrastructure Division, M/A--COM (a subsidiary of AMP), Microwave Power Devices, NEC and Powerwave Technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products. See "Business--Competition."

     Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 16 United States patents, and has 22 United States patent applications pending, including five that had been allowed but not yet formally issued. The Company also has been awarded four foreign patents and has ten foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations. See "Business--Patents and Proprietary Technology."

     Risk of Third Party Claims of Infringement. The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the
Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. See "Business--Patents and Proprietary Technology."

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

     Environmental Regulations. The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Manufacturing."

     Year 2000 Compliance. Many installed computer programs were written using a two digit date field rather than a four digit field to define the applicable year. Such computer programs utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could potentially result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has identified Year 2000 Issues in certain of its internal operating systems and is in the process of installing a new computer software system which will increase operational and financial efficiencies and information analysis. The new enterprise system recognizes dates beyond December 31, 1999 and addresses the substantial position of the Year 2000 Issue that impact the Company. The cost of this project, as it relates to the Year 2000 Issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows. The Company has not completed an audit of its remaining internal systems or products with respect to Year 2000 Issues.

     Management  of  Growth;  Dependence  on Key  Personnel.  The  growth in the
Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular its manufacturing operations, to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. See "Business--Employees" and "Management."

     Volatility of Stock Price. The market price of the shares of Common Stock has recently been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock has fluctuated substantially during fiscal 1998, from a low of $10.75 on April 1, 1997 to a high of $66.375 on October 1, 1997. On May 18, 1998, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $16.125. See "Market for Registrant's Common Equity and Related Stockholder Matters."

     Pending Litigation. Since December 23, 1997, a number of complaints have been filed against the Company and certain of its officers in the Federal Court for the Northern District of California that allege violations of the federal securities laws. Similar complaints have been filed in California state court that allege violations of California state securities laws and California common law. The complaints have been consolidated in the federal and state courts, respectively. The plaintiffs in both the federal and state lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The complaints allege that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the suits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted and will likely continue to result in the diversion of management's attention from the day to day operations of the

Company's business. Although the Company does not believe that it or any of its officers has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition or results of operations.

     Shareholder Rights Plan; Issuance of Preferred Stock. The Board of Directors of the Company adopted a Shareholder Rights Plan in October 1996 (the "Rights Plan"). Pursuant to the Rights Plan, the Board declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the "Rights") and each such Right has an exercise price of $126.00. The Rights become exercisable upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company's Common Stock or the acquisition of a specified percentage of the Company's Common Stock by a third party. The exercise of the Rights could have the effect of delaying, deferring or preventing a change in control of the Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. For example, in connection with the Company's Shareholder Rights Plan, the Board of Directors designated 20,000 shares of Preferred Stock as Series A Participating Preferred Stock although none of such shares have been issued. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  Company's   consolidated  financial  statements  and  the  independent auditors' report appear on pages F-1 through F-15 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 1998 Annual Meeting of Stockholders to be held June 26, 1998, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business--Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Record Date; Outstanding Shares" contained in the Proxy Statement.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The  following   consolidated  financial  statements  are  incorporated  by reference in Item 8 of this Report:

         Independent Auditors' Report

         Consolidated Balance Sheets, March 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

         Schedule II--Valuation and Qualifying Accounts and Reserves (see page S-1)

         Independent Auditors' Report (see page F-2)

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (a)(3) Exhibits


   3.1(4)         Restated Articles of Incorporation of Registrant.
   3.4(1)         Bylaws of Registrant.
   3.5(14)        Certificate of Incorporation of Registrants.
   3.6(15)        Bylaws of Registrant.
   4.1(11)        Amended and  Restated  Preferred  Shares  Rights  Agreement of
                  January 15,  1997,  between  the  Registrant  and  ChaseMellon
                  Shareholder Services,  L.L.C., as amended,  including the form of Rights  Certificate and the  Certificate of  Determination,
                  the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
   4.1.1(11)      Letter  Agreement to amend Preferred  Shares Rights  Agreement dated as of January 15, 1997 between the  Registrant  and Kopp
                  Investment Advisors, Inc.
  10.1(1)         Form of Indemnification Agreement with directors and officers.
  10.2(8)         1992 Stock Plan, as amended.
  10.3(8)         1994 Employee  Stock  Purchase  Plan, as amended,  and form of agreement thereunder.
  10.4(8)         1994 Director Option Plan and form of agreement thereunder.
  10.5(1)         Amended and Restated Registration Rights Agreement dated as of
                  August 9, 1993 by and among Registrant and certain individuals and entities named therein.
  10.6.1(1)       Lease between  Registrant and Portola Land Company dated March
                  28, 1984, as amended.
  10.6.2(1)       Lease  between  Registrant  and 465 Mountain  View  Properties
                  Incorporated dated May 15, 1990, as amended.
  10.6.3(1)       Standard  Industrial  Lease-Multiple-Tenant  between  American
                  Microwave Technology, Inc. and Enterprise Business Center-Brea
                  dated December 19, 1990.
  10.7.1(1)       Business Loan Agreement between  Registrant and Silicon Valley
                  Bank dated May 21, 1992, as amended,  and ancillary  documents thereto.
  10.7.2(1)       Amendment to Business Loan  Agreement  between  Registrant and
                  Silicon Valley Bank dated June 27, 1994.
  10.7.3(14)      Amended  and  Restated   Business   Loan   Agreement   between
                  Registrant and Silicon Valley Bank dated February 11, 1997 and ancillary documents thereto.
  10.8+(1)        Supply  Agreement  between  Registrant  and  Northern  Telecom
                  Canada Limited dated July 16, 1993.
  10.9+(1)        Agreement  between  Registrant and Matra  Communication  dated
                  March 24, 1993.

  10.10.1+(1)     Agreement   among    Registrant   and   Ericsson   GE   Mobile
                  Communications,  Inc.,  Ericsson  Radio  Access  AB,  Ericsson
                  Mobile  Communications  AB and Ericsson Radio Systems AB dated
                  July 21, 1993 (collectively "Ericsson").
  10.10.2+(1)     Addendum to Agreement among Registrant and Ericsson dated June
                  29, 1994.
  10.10.3+(1)     Addendum to Agreement among Registrant and Ericsson dated June
                  29, 1994.
  10.11+(2)       Hardware  Development  Agreement  dated  July 6, 1994  between
                  Northern Telecom Limited and Registrant.
  10.12+(3)       Hardware Development  Agreement dated October 18, 1994 between
                  Northern Telecom Limited and Registrant.
  10.13+(4)       Hardware Supply Agreement dated April 6, 1995 between Northern
                  Telecom Limited and Registrant
  10.14(4)        Employment  Agreement dated January 6, 1992 between Registrant and C. Woodrow Rea, Jr.
  10.15(4)        Employment  Agreement dated January 6, 1992 between Registrant and David S. Wisherd.
  10.16(5)        Purchase  and  Sale  Agreement   between   Metropolitan   Life
                  Insurance Company and Registrant.
  10.17+(6)       Development and Supply Agreement between QUALCOMM Incorporated and Registrant.
  10.18+(7)       Purchasing Agreement between Airnet Communications Corporation and Registrant.
  10.19(8)        Employment   Agreement   between  Garrett  A.  Garrettson  and
                  Registrant.
  10.20(8)        Employment   Agreement   between   Stephen  B.  Greenspan  and
                  Registrant.
  10.21(9)        Term Loan Agreement between Silicon Valley Bank and Registrant
  10.22(10)       Lease Agreement dated November 19, 1996 between the Registrant and SPEC (CA) QRS 12-20, Inc.
  10.23(10)       Bill of Sale dated November 19, 1996 by the Registrant to SPEC
                  (CA) QRS 12-20, Inc.
  10.24(12)       Employment   Agreement   dated  March  11,  1997  between  the
                  Registrant and Bruce R. Wright.
  10.25(12)       Letter  Agreement  dated  November 6, 1996 between the Company and Edward Supplee.
  10.26(13)       Stock  Option   Agreement  dated  November  26,  1997  between
                  Registrant and Garrett A. Garrettson.
  10.27(13)       Stock  Option   Agreement  dated  November  26,  1997  between
                  Registrant and Garrett A. Garrettson.
  10.28(13)       Stock  Option   Agreement  dated  November  26,  1997  between
                  Registrant and Garrett A. Garrettson.
  10.29(13)       Stock Option Agreement dated March 24, 1997 between Registrant and Bruce Wright.
  10.30(13)       Stock Option Agreement dated March 20, 1997 between Registrant and Michael Morrione.
  10.31(13)       Stock Option Agreement dated March 20, 1997 between Registrant and Stephen B. Greenspan.
  10.32(15)       Form of Indemnification Agreement with directors and officers.
  10.33(16)       1998 Nonstatutory Stock Option Plan.
  10.34           1998 Employee Stock Purchase Plan.
  10.35           Lease Agreement dated December 19, 1997 between Registrant and
                  Stanford Ranch I, LLC.
  10.36(17)       Stock  Option  Agreement  dated  December 15, 1997 between the
                  Registrant and John Rottenburg.
  10.37           First  Amendment  to Lease dated  February  19,  1998  between
                  Registrant and Stanford Ranch I, LLC.
  23.1            Consent of KPMG Peat Marwick LLP.
  24.1            Power of Attorney (included on page 41).
  27.1            Financial Data Schedule.

---------------

  + Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
 (1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-79952) as declared effective by the Securities and Exchange Commission August 2, 1994.
 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.
 (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

 (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
 (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.
 (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995.
 (8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-38561) as filed with the Securities and Exchange Commission on October 23, 1997.
 (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996
(10) Incorporated by reference to the Registrant's Form 8-K dated November 19, 1996.
(11) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.
(12) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.
(13) Incorporated by reference to exhibits filed with Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on October 21, 1997.
(14) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.
(15) Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated October 10, 1997.
(16) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-49081) as filed with the Securities and Exchange Commission on April 1, 1998.
(17) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-53079) as filed with the Securities and Exchange Commission on May 19, 1998.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

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


Date: May 21, 1998


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                               Title                           Date
------------------------------   --------------------------------------   -------------
/s/ Garrett A. Garrettson        President, Chief Executive Officer and     May 21, 1998
---------------------------      Director (Principal Executive Officer)
  Garrett A. Garrettson

   /s/ Bruce R. Wright           Executive Vice President, Finance and      May 21, 1998
---------------------------      Administration, Chief Financial
    Bruce R. Wright              Officer and Secretary (Principal
                                 Financial and Accounting Officer)

   /s/ James A. Cole             Director                                   May 21, 1998
---------------------------
     James A. Cole

   /s/ Robert C. Wilson          Director                                   May 21, 1998
---------------------------
    Robert C. Wilson

    /s/ Eric A. Young            Director                                   May 21, 1998
---------------------------
      Eric A. Young

    /s/ Martin Cooper            Director                                   May 21, 1998
---------------------------
      Martin Cooper

   /s/ Charles D. Kissner        Director                                   May 21, 1998
---------------------------
      Charles D. Kissner

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                        -----
Independent Auditors' Report ........................................    F-2
Consolidated Balance Sheets .........................................    F-3
Consolidated Statements of Operations ...............................    F-4
Consolidated Statements of Cash Flows ...............................    F-5
Consolidated Statements of Changes in Stockholders' Equity ..........    F-6
Notes to Consolidated Financial Statements ..........................    F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Spectrian Corporation:


     We have audited the accompanying consolidated balance sheets of Spectrian Corporation (the Company) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrian Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                        /s/KPMG Peat Marwick LLP

Mountain View, California
April 22, 1998

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                March 31,
                                                         ----------------------
                                                           1998          1997
                                                         ---------    ---------
Assets
Current assets:
 Cash and cash equivalents ...........................   $  31,460    $   6,240
 Short-term investments ..............................      68,128         --
 Accounts receivable, less allowance for doubtful
   accounts of $376 and $365, respectively ...........      21,123       15,825
 Inventories .........................................      15,362       17,301
 Prepaid expenses and other current assets ...........       6,202        1,806
                                                         ---------    ---------
   Total current assets ..............................     142,275       41,172
Property and equipment, net ..........................      32,776       25,461
                                                         ---------    ---------
                                                         $ 175,051    $  66,633
                                                         =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable ....................................   $  10,456    $   8,101
 Accrued liabilities .................................      12,981        7,421
 Current portion of debt obligations .................       1,360        1,588
                                                         ---------    ---------
   Total current liabilities .........................      24,797       17,110
Debt obligations, net of current portion .............       5,912        7,057
                                                         ---------    ---------
   Total liabilities .................................      30,709       24,167
                                                         ---------    ---------
Stockholders' equity:
 Common stock, $0.001 par value, 20,000,000 shares
   authorized; 10,904,077 and 8,265,230 shares
   issued and outstanding, respectively ..............          10            8
 Additional paid-in capital ..........................     146,827       53,387
 Deferred compensation expense .......................        (609)        --
 Unrealized gains on investments .....................         121         --
 Accumulated deficit .................................      (2,007)     (10,929)
                                                         ---------    ---------
   Total stockholders' equity ........................     144,342       42,466
                                                         ---------    ---------
Commitments and contingencies
                                                         ---------    ---------
                                                         $ 175,051    $  66,633
                                                         =========    =========

See accompanying notes to consolidated financial statements

                                        SPECTRIAN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data)

                                                                                   Year ended March 31,
                                                                    -------------------------------------------------
                                                                      1998                1997                 1996
                                                                    --------            --------             --------
Revenues ...............................................            $168,798            $ 88,252             $ 72,113
                                                                    --------            --------             --------
Costs and expenses:
 Cost of product sales .................................             132,684              65,322               45,355
 Research and development ..............................              18,644              17,230               14,548
 Selling, general and administrative ...................              13,014               9,299                7,450
                                                                    --------            --------             --------
                                                                     164,342              91,851               67,353
                                                                    --------            --------             --------
   Operating income (loss) .............................               4,456              (3,599)               4,760
Interest income (expense), net .........................               3,335                (392)                 889
Other income, net ......................................               1,530                --                   --
                                                                    --------            --------             --------
   Income (loss) before income taxes ...................               9,321              (3,991)               5,649
Income tax expense .....................................                 399                --                    169
                                                                    --------            --------             --------
   Net income (loss) ...................................            $  8,922            $ (3,991)            $  5,480
                                                                    ========            ========             ========
Net income (loss) per share:
   Basic ...............................................            $   0.90            $  (0.49)            $   0.71
   Diluted .............................................            $   0.83            $  (0.49)            $   0.66
Shares used in computing per share amounts:
   Basic ...............................................               9,881               8,150                7,684
   Diluted .............................................              10,701               8,150                8,363

See accompanying notes to consolidated financial statements

                                          SPECTRIAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                                         Year ended March 31,
                                                                           ----------------------------------------------
                                                                             1998               1997               1996
                                                                           --------           --------           --------
Cash flows from operating activities:
 Net income (loss) ...............................................         $  8,922           $ (3,991)          $  5,480
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Gain on sale of subsidiary ....................................           (1,530)              --                 --
   Depreciation and amortization .................................            9,761              6,574              4,793
   Stock compensation expense ....................................              609                182                (49)
   Tax benefit associated with stock options .....................             --                 --                  138
   Changes in operating assets and liabilities:
    Accounts receivable ..........................................          (10,051)            (3,845)            (1,360)
    Inventories ..................................................              362            (10,072)            (2,444)
    Prepaid expenses and other assets ............................             (412)            (1,386)               (26)
    Accounts payable .............................................            3,141              1,137              2,897
    Accrued liabilities ..........................................            5,811              3,301                173
                                                                           --------           --------           --------
      Net cash provided by (used for) operating activities .......           16,613             (8,100)             9,602
                                                                           --------           --------           --------
Cash flows from investing activities:
 Proceeds (purchases) of short-term investments, net .............          (68,008)             3,000              9,107
 Proceeds from sale of subsidiary ................................            4,016               --                 --
 Proceeds from sale of property ..................................             --               16,414               --
 Purchase of property and equipment ..............................          (17,953)           (16,321)           (28,182)
                                                                           --------           --------           --------
      Net cash provided by (used for) investing activities .......          (81,945)             3,093            (19,075)
                                                                           --------           --------           --------
Cash flows from financing activities:
 Proceeds from real estate loan ..................................             --                2,917               --
 Proceeds from bank debt and equipment financing .................             --               18,000               --
 Repayments of debt and capital lease obligations ................           (1,672)           (12,272)              --
 Proceeds from sales of common stock, net ........................           92,224              1,439              2,216
                                                                           --------           --------           --------
      Net cash provided by financing activities ..................           90,552             10,084              2,216
                                                                           --------           --------           --------
      Net increase (decrease) in cash and cash equivalents .......           25,220              5,077             (7,257)
      Cash and cash equivalents, beginning of year ...............            6,240              1,163              8,420
                                                                           --------           --------           --------
      Cash and cash equivalents, end of year .....................         $ 31,460           $  6,240           $  1,163
                                                                           ========           ========           ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest ..........................         $    457           $    660           $     31
 Taxes paid during the year ......................................         $    952           $   --             $   --
 Noncash investing and financing activities:
   Equipment recorded under capital lease obligations ............         $    307           $   --             $   --
   Deferred stock option compensation ............................         $  1,218           $   --             $   (425)
   Unrealized gain on investments ................................         $    121           $   --             $   --

See accompanying notes to consolidated financial statements

                                              SPECTRIAN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (In thousands except share data)

                                                                                       Unrealized
                                         Common Stock                       Deferred      Gains                        Total
                                   -----------------------    Paid-In    Compensation  (Losses) on    Accumulated  Stockholders'
                                     Shares       Amount      Capital       Expense     Investments     Deficit        Equity
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balances as of March 31, 1995 ....  7,155,800   $        7   $   50,020    $     (558)   $        5    $  (12,418)   $   37,056
Exercise of stock options ........    761,778            1        1,160          --            --            --           1,161
Employee stock purchase plan .....     96,947         --          1,055          --            --            --           1,055
Deferred stock option
 compensation ....................       --           --           (425)          425          --            --            --
Stock option compensation ........       --           --           --             (49)         --            --             (49)
Tax benefit associated with
 stock options ...................       --           --            138          --            --            --             138
Unrealized losses on investments .       --           --           --            --              (3)         --              (3)
Net income .......................       --           --           --            --            --           5,480         5,480
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balances as of March 31, 1996 ....  8,014,525            8       51,948          (182)            2        (6,938)       44,838
Exercise of stock options ........    114,671         --            276          --            --            --             276
Employee stock purchase plan .....    136,034         --          1,163          --            --            --           1,163
Stock option compensation ........       --           --           --             182          --            --             182
Unrealized losses on investments .       --           --           --            --              (2)         --              (2)
Net loss .........................       --           --           --            --            --          (3,991)       (3,991)
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balances as of March 31, 1997 ....  8,265,230            8       53,387          --            --         (10,929)       42,466
Exercise of stock options ........    431,470         --          5,589          --            --            --           5,589
Employee stock purchase plan .....    207,377         --          1,604          --            --            --           1,604
Public offering, net of
 $4,969 expenses .................  2,000,000            2       85,029          --            --            --          85,031
Deferred stock option
 compensation ....................       --           --          1,218        (1,218)         --            --            --
Stock compensation expense .......       --           --           --             609          --            --             609
Unrealized gain on investments ...       --           --           --            --             121          --             121
Net income .......................       --           --           --            --            --           8,922         8,922
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balances as of March 31, 1998 .... 10,904,077   $       10   $  146,827    $     (609)   $      121    $   (2,007)   $  144,342
                                   ==========   ==========   ==========    ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition

     The Company recognizes revenue upon shipment and concurrently accrues for expected warranty expenses. Repair and service revenues are recognized when the service is performed.

   Concentration of Credit Risk and Fair Value of Financial Instruments

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. When required, the Company maintains allowances for credit losses and such losses have been within management's expectations.

     The recorded amounts of financial instruments approximate their fair market values.

   Cash Equivalents and Short-Term Investments

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consist of commercial paper as of March 31, 1998.

     The Company has classified its investments in certain debt securities as "available-for-sale," and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At March 31, 1998 and 1997, the fair value of the Company's investments approximated cost.

   Inventories

     Inventories are stated at the lower of first-in, first-out cost or market.

   Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Assets recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the respective assets.

   Income Taxes

     Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets where their realization is more likely than not.

   Per Share Computations

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and net income per share is

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the year ended March 31, 1997, common equivalent shares were not included for the calculation of diluted EPS as they were considered antidilutive. The Company has restated net income (loss) per share for all periods presented in the accompanying consolidated financial statements to reflect net income (loss) per share on both a basic and a diluted basis.

     A reconciliation of the basic and diluted per share calculations follows:

                                                         Year ended                          Year ended
                                                       March 31, 1998                      March 31, 1997
                                                 ------------------------------    ---------------------------------
                                                                       Per                                 Per
                                                  Net                 Share          Net                   Share
                                                 Income    Shares     Amount         Loss      Shares      Amount
(In thousands, except per share data)            ------    ------     ------         ----      ------      ------
Basic ......................................     $ 8,922     9,881     $   0.90     $(3,991)     8,150      $  (0.49)
Effect of dilutive securities ..............        --         820      --             --         --         --
                                                 -------   -------     -----        -------    -------      -----
Diluted ....................................     $ 8,922    10,701     $   0.83     $(3,991)     8,150      $  (0.49)
                                                 =======   =======     =====        =======    =======      =====

                                                        Year ended
                                                      March 31, 1996
                                           ----------------------------------
                                                                        Per
                                            Net                        Share
                                           Income       Shares         Amount
(In thousands, except per share data)      ------       ------         ------
Basic ...............................      $5,480       7,684        $   0.71
Effect of dilutive securities .......        --           679            --
                                           ------       ------         -----
Diluted .............................      $5,480       8,363        $   0.66
                                           ======       ======         =====

   Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, revenues and expenses during the reporting period. The most significant of these relate to the extent of inventory obsolescence, the allowance for doubtful accounts and the warranty accrual. Actual results could differ from those estimates.

   Accounting for Stock-Based Compensation

     The Company continues to account for its stock option plans using the intrinsic value method.

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date the Company has made no such adjustments.


2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Available-for-sale securities at March 31, 1998 and 1997 were as follows:


                                                          1998             1997
                                                         -------         -------
                                                              (In thousands)
  Commercial paper .............................         $63,341         $  --
  Repurchase agreements ........................            --             4,830
  U.S. government securities ...................          28,158             128
                                                         -------         -------
                                                         $91,499         $ 4,958
                                                         =======         =======

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

     As of March 31, 1998 and 1997 the estimated fair value of each investment approximated the amortized cost and, therefore, there were no significant unrealized gains or losses. At March 31, 1998 and 1997 all securities held were due in less than one year and were classified as follows (in thousands):


                                                               March 31,
                                                       -------------------------
                                                        1998              1997
                                                       -------           -------
  Cash equivalents .........................           $23,371           $ 4,958
  Short-term investments ...................            68,128              --
                                                       -------           -------
                                                       $91,499           $ 4,958
                                                       =======           =======


3. BALANCE SHEET COMPONENTS

     Balance sheet components at March 31, 1998 and 1997 are as follows (in thousands):


                                                                  March 31,
                                                           ---------------------
                                                            1998          1997
                                                           -------       -------
     Inventories:
        Raw materials ..............................       $ 7,395       $ 9,315
        Work in progress ...........................         5,538         6,699
        Finished goods .............................         2,429         1,287
                                                           -------       -------
                                                           $15,362       $17,301
                                                           =======       =======
     Property and equipment:
        Machinery and equipment ....................       $51,091       $37,181
        Land, building and improvements ............         2,829         2,822
        Furniture and fixtures .....................         1,382         1,376
        Leasehold improvements .....................         1,633           867
                                                           -------       -------
                                                            56,935        42,246
        Less accumulated depreciation and
          amortization .............................        24,159        16,785
                                                           -------       -------
                                                           $32,776       $25,461
                                                           =======       =======
     Accrued liabilities:
        Employee compensation and benefits .........       $ 2,958       $ 3,772
        Warranty ...................................         7,326         1,940
        Deferred revenue and other .................         2,697         1,709
                                                           -------       -------
                                                           $12,981       $ 7,421
                                                           =======       =======


4. DEBT AND LEASE COMMITMENTS

   Lines of Credit

     The Company maintains a revolving line of credit under a master credit agreement with a bank. The master credit agreement contains certain financial covenants and certain restrictions on other indebtedness and payment of dividends. The line of credit, secured by a majority of the Company's assets, expires on December 1, 1998, bears interest at the bank's prime rate, and provides for borrowings and letters of credit aggregating up to $10,000,000 based on a specified percentage of eligible accounts receivable. As of March 31, 1998, the Company was in compliance with all but its quarterly profitability financial covenant for which the Company has received a waiver from its bank. As of March 31, 1998, the Company had $10,000,000 available under this line of credit with no borrowings outstanding.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

   Equipment and Real Estate Loans

     In January 1997, the Company borrowed $6,000,000 secured by certain capital equipment. Under the terms of the agreement, the Company is required to make a series of uneven monthly principal payments through January 2002 ranging from $42,000 to $136,000, plus interest at a rate equal to the Treasury Rate plus 2.75%, and must maintain certain minimum working capital, net worth and other specific ratios for which the Company was in compliance as of March 31, 1998.

     In March 1997, through means of a limited liability company in which the Company is a majority owner, the Company purchased a 39,000 square foot building and secured a real estate loan with an institutional lender in the amount of $3,200,000 of which $2,917,000 was received by the Company in fiscal 1997. The loan has an initial maturity date of April 2002 with an option to be extended to April 2007. The Company makes monthly payments of principal and interest in equal amounts which are amortized over two hundred forty months with the remaining principal balance due on the maturity date. The interest rate is a variable interest rate set at the LIBOR rate plus 3.25%.

     Future minimum debt principal payments under these loans as of March 31, 1998 aggregated $7,272,000 including $1,360,000, $1,300,000, $889,000,
$1,472,000,  and $178,000 for the fiscal years 1999,  2000, 2001, 2002 and 2003, respectively, and $2,073,000, thereafter.

   Lease Commitments

     During fiscal 1997, the Company sold its principal facilities in Sunnyvale for $16,414,000, and leased the facilities back under a lease that has been classified as an operating lease. The lease expires in November 2011 and the quarterly rent payments are subject to Consumer Price Index adjustments on a tri-annual basis beginning in November 1999.

     In 1998, the Company entered into operating leases for an ancillary 40,000 square foot manufacturing facility in Rocklin, California and a 7,750 square foot engineering design center in Quincy, Illinois. The Rocklin facility has a sixty-two month lease term commencing in June 1998 and expiring in July 2003. The Quincy lease has a twelve-month lease term and expires in March 1999.

     The Company leases these facilities and certain equipment under noncancelable operating leases. Future minimum lease payments under these noncancelable operating leases as of March 31, 1998 aggregated $26,494,000 including $2,202,000, $2,317,000, $2,317,000, $2,311,000 and $2,310,000 for the
fiscal years 1999,  2000,  2001, 2002 and 2003,  respectively  and  $15,037,000, thereafter. Rent expense was approximately $2,530,000, $819,000, and $778,000 for the years ended March 31, 1998, 1997 and 1996, respectively.


5. STOCKHOLDERS' EQUITY

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

   Preferred Stock

     The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The Board of Directors has designated 20,000 shares of preferred stock as Series A Participating Preferred Stock, although none of such shares have been issued.

   Public Offering

     On August 20, 1997, the Company completed a public offering of 2,000,000 shares of common stock and received net proceeds of $85,031,000.

   Stock Option Plans

     The Company has adopted stock option plans, (the "Plans"), pursuant to which the Company's Board of Directors may grant stock options to selected employees, directors, officers and consultants of the Company. Stock options are generally granted with an exercise price equal to the fair market value of the Company's stock at the date of grant. The options generally have 10-year terms and vest 25% after one year from the grant date with the remaining options vesting pro rata over the following 36 months.

     A total of 186,380 shares of Common Stock have been reserved for issuance under the 1992 Stock Plan as of March 31, 1998. Under the 1994 Director Option Plan, 25,000 shares were granted during fiscal 1998, and 35,000 shares of Common Stock were reserved for issuance as of March 31, 1998.

     Outside of the 1992 Stock Plan and the 1994 Director Option Plan, two officers and one employee of the Company were granted a combined total of 390,000 options during fiscal 1997, at exercise prices ranging from $9.50 to $14.50, which are subject to the same vesting schedule as that of the Company's 1992 Stock Plan. In fiscal 1998, one officer and two employees were granted a combined total of 90,000 options outside of the Plans at exercise prices ranging from $16.88 to $56.38, which are subject to the same vesting schedule as that of the 1992 Stock Plan.

     In January 1998 the Company adopted the 1998 Nonstatutory Stock Option Plan under which 400,000 shares were reserved. Under this plan, certain employees were granted stock options with exercise prices ranging from $6.59 to $16.36 that were below the $17.25 fair market value of the stock on the day of grant and were subject to a six-month vesting schedule. Stock compensation of $609,000 was recorded for these options in the fourth quarter of fiscal 1998. A total of 226,312 shares were reserved for issuance as of March 31, 1998.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

     The following table summarizes option activity under the Company's various plans:


                                                                        Weighted
                                                                         Average
                                            Available for               Exercise
                                                Grant       Options      Price
                                             ----------    ----------    ------
Outstanding as of March 31, 1995 ..........   1,263,728     1,625,942    $ 4.34
   Granted ................................    (444,743)      444,743     23.98
   Exercised ..............................        --        (761,791)     1.52
   Canceled ...............................     372,306      (372,306)     4.13
                                             ----------    ----------    ------
Outstanding as of March 31, 1996 ..........   1,191,291       936,588     16.03
   Additional shares reserved .............     390,000          --        --
   Granted at fair market value ...........  (1,790,746)    1,790,746     14.91
   Granted in excess of fair market value .    (250,000)      250,000     14.50
   Exercised ..............................        --        (114,671)     2.50
   Canceled ...............................   1,124,874    (1,124,874)    19.69
                                             ----------    ----------    ------
Outstanding as of March 31, 1997 ..........     665,419     1,726,753    $13.18
Additional shares reserved ................     500,000          --        --
   Granted ................................    (855,755)      855,755     25.91
   Exercised ..............................        --        (431,511)    12.87
   Canceled ...............................     138,028      (138,028)    17.45
                                             ----------    ----------    ------
Outstanding as of March 31, 1998 ..........     447,692     2,024,005    $18.34
                                             ==========    ==========    ======


     Using the Black-Scholes Option-Pricing Model, the per share weighted average fair market value of stock options granted during fiscal 1998, fiscal 1997 and fiscal 1996 were $18.34, $9.41 and $17.69, respectively, on the date of grant. Assumptions used with the Black-Scholes Option-Pricing Model were as follows: for fiscal 1998, a stock price volatility of 83%, no expected dividends, an average risk-free interest rate of 5.6% and an average expected option term of 4.5 years; and for both fiscal 1997 and fiscal 1996, a stock price volatility of 80%, no expected dividends, an average risk-free interest rate of 6.0% and an average expected option term of 4.3 years.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

     The following tables summarize information about stock options outstanding at March 31, 1998:

                                       Weighted
                                       Average       Weighted                      Weighted
                        Number        Remaining       Average        Number        Average
   Range of          Outstanding     Contractual     Exercise     Exercisable      Exercise
Exercise Prices        Options           Life          Price        Options         Price
-----------------   -------------   -------------   ----------   -------------   -----------
$ 0.20 -  6.59          149,402           8.6        $   5.46        38,957       $   2.28
  7.00 -  9.50          337,380           8.6            9.37       109,375           9.12
 10.00 - 14.38          219,540           9.0           14.04        44,327          13.85
 14.50 - 14.50          606,890           7.9           14.50       243,140          14.50
 16.25 - 21.25          294,593           9.6           18.52        12,549          18.92
 21.38 - 43.31          295,000           8.9           31.13        43,751          22.86
 43.50 - 64.13          121,200           9.5           54.60           --             --
                      ---------                                     -------
                      2,024,005           8.7        $  18.34       492,099       $  13.13
                      =========                                     =======

   Employee Stock Purchase Plan

     In May 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan") which permitted eligible employees to purchase the Company's Common Stock through payroll deductions. The Purchase Plan consisted of consecutive and overlapping 24-month offering periods, each divided into four 6-month purchase periods. The purchase price of the shares in the Purchase Plan was 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of each purchase period. The Company reserved a total of 475,000 shares of common stock for issuance under this plan, of which no remaining shares of Common Stock were available for issuance as of March 31, 1998. During the year ended March 31, 1998, there were 207,377 shares acquired under the Purchase Plan at per share prices ranging from $6.59 to $16.36.

     Under SFAS No. 123, pro forma compensation cost is calculated for the fair market value of the employees' purchase rights. The per share weighted average fair market value of those purchase rights granted in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, was $4.32, $5.14 and $6.54, using the Black-Scholes Option-Pricing Model with the following assumptions: for fiscal 1998, a stock price volatility of 83%, no expected dividends, risk free interest rate of 5.6% and an expected term of 0.5 years; for fiscal 1997, a stock price volatility of 80%, no expected dividends, a risk free interest rate of 6.0% and an expected term of 0.9 years; and for fiscal 1996, a stock price volatility of 80%, no expected dividends, a risk free interest rate of 6.0% and an expected term of 0.8 years.

   Pro Forma Fair Value Information

     The Company accounts for its stock options using the intrinsic value method. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and related per share amounts would have been altered as indicated in the pro forma amounts indicated below:

                                                      1998                1997               1996
                                               -----------------   -----------------   ----------------
Net income (loss) ..........   As reported       $   8,922,000       $  (3,991,000)      $  5,480,000
                               Pro forma         $  (1,870,000)      $  (8,018,000)      $  2,339,000
Net income (loss) per share:
   Basic ...................   As reported       $        0.90       $       (0.49)      $       0.71
                               Pro forma         $       (0.19)      $       (0.98)      $       0.30
   Diluted .................   As reported       $        0.83       $       (0.49)      $       0.66
                               Pro forma         $       (0.19)      $       (0.98)      $       0.28

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

     Pro forma net income (loss) reflects only the options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 1, 1995 is not considered.


6. INCOME TAXES

     Income tax expense for the years ended March 31, 1998, 1997 and 1996 differs from the amount computed by applying the federal income tax rate of 34% to pretax income (loss) from operations as a result of the following (in thousands):


                                                       Year ended March 31,
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
        Federal tax (benefit) at statutory rate   $ 3,189    $(1,357)   $ 1,921
        Utilization of net operating loss
         carryforwards ........................    (3,314)      --       (1,921)
        Unutilized net operating losses .......      --        1,337       --
        Alternative minimum tax ...............       183       --          169
        FSC tax expense .......................       215       --         --
        Unrealized benefit from LLC loss ......        44       --         --
        Other .................................        82         20       --
                                                  -------    -------    -------
        Income tax expense ....................   $   399    $  --      $   169
                                                  =======    =======    =======


     The Company is entitled to a deduction for federal and state tax purposes with respect to employees' early disposition of stock acquired through employee stock options. The net reduction in taxes otherwise payable arising from that deduction has been credited to Common Stock.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):


                                                                March 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
         Deferred tax assets:
            Various accruals and reserves ...........    $  6,999      $  2,921
            Net operating loss carryforwards ........       7,986        10,266
            Credit carryforwards ....................       6,604         4,721
                                                         --------      --------
               Total gross deferred tax assets ......      21,589        17,908
               Less valuation allowance .............     (20,642)      (17,313)
                                                         --------      --------
               Net deferred tax assets ..............    $    947      $    595
                                                         ========      ========
         Deferred tax liabilities:
            Property and equipment depreciation
             differences ............................    $   (947)     $   (595)
                                                         --------      --------
               Total gross deferred tax liabilities..        (947)         (595)
                                                         --------      --------
               Net deferred tax assets ..............    $   --            --
                                                         ========      ========


     A valuation allowance is provided due to uncertainties relating to the realization of deferred tax assets.

     As of March 31, 1998, the Company has a net operating loss carryforward of $23 million for federal income tax purposes. The Company has research credit carryforwards of approximately $2 million and

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

$1.9 million for federal and California income tax purposes, respectively. If not utilized, these carryforwards will expire in various amounts beginning in
1999. The Company also has an investment tax credit carryforward of approximately $2.3 million for California income tax purposes which, if not utilized, will expire in 2004 through 2006. Included in the deferred tax assets is approximately $13.3 million of assets relating to the tax benefit associated with stock option exercises which will be credited to equity when realized.


7. MAJOR CUSTOMERS

     The following table summarizes the annual percentage contribution to revenues by customers when sales to such customers exceeded 10% of such revenues in fiscal 1998, 1997 and 1996, and the amounts due from these customers as a percentage of total accounts receivable as of March 31, 1998 and 1997, follows:


                                                  Percentage of
                                                  Total Accounts
                                                   Receivable
                        Percentage of Revenues         as of
                         Year Ended March 31,       March 31,
                       ------------------------   --------------
                        1998     1997     1996     1998     1997
                       ------   ------   ------   ------   -----
  Customer A .........  57%      63%      58%       41%      51%
  Customer B .........  22%      12%      17%       33%      27%
  Customer C .........  14%      --       --         8%      --


     Customers A, B and C are major companies in the wireless infrastructure equipment industry. Company A has an equity investment in Company B.

     Export sales as a percentage of revenues were as follows:


                              Year ended March 31,
                            -------------------------
                             1998     1997      1998
                            ------   ------   -------
  Canada ................    49%       57%       51%
  Europe ................    20%       13%       20%
  Korea .................    26%        2%       --
  Other .................    --         1%        1%
                             --        --        --
  Total exports .........    95%       73%       72%
                             ==        ==        ==

8. LITIGATION

     Since December 23, 1997, a number of complaints have been filed against the Company and certain of its officers in the Federal Court for the Northern District of California that allege violations of the federal securities laws. Similar complaints have been filed in California state court that allege violations of California state securities laws and California common law. The complaints have been consolidated in the federal and state courts, respectively. The plaintiffs in both the federal and state lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The complaints allege that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself.

                                   SCHEDULE II


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (in thousands)


                             Balance at   Additions                  Balance at
    Allowance for Doubtful    Beginning   Charged to                  End of
 Accounts and Sales Returns:  of Period     Income     Deductions     Period
 ---------------------------  ---------     ------     ----------     ------
          1998                  $365        $ 24          $ 13          $376
          1997                  $339        $ 36          $ 10          $365
          1996                  $454        $ 14          $129          $339

                                INDEX TO EXHIBITS


                                                                    Sequentially
  Exhibits                                                         Numbered Page
  --------                                                         -------------
    3.1(4)        Restated   Articles  of  Incorporation  of
                  Registrant.
    3.4(1)        Bylaws of Registrant.
    3.5(14)       Certificate    of     Incorporation     of
                  Registrants.
    3.6(15)       Bylaws of Registrant.
    4.1(11)       Amended  and  Restated   Preferred  Shares
                  Rights  Agreement  of  January  15,  1997,
                  between  the  Registrant  and  ChaseMellon
                  Shareholder Services,  L.L.C., as amended,
                  including  the form of Rights  Certificate
                  and the Certificate of Determination,  the
                  Summary  of  Rights  attached  thereto  as
                  Exhibits A, B and C, respectively.
    4.1.1(11)     Letter Agreement to amend Preferred Shares
                  Rights  Agreement  dated as of January 15,
                  1997  between  the   Registrant  and  Kopp
                  Investment Advisors, Inc.
   10.1(1)        Form  of  Indemnification  Agreement  with
                  directors and officers.
   10.2(8)        1992 Stock Plan, as amended.
   10.3(8)        1994  Employee  Stock  Purchase  Plan,  as
                  amended, and form of agreement thereunder.
   10.4(8)        1994  Director  Option  Plan  and  form of
                  agreement thereunder.
   10.5(1)        Amended and Restated  Registration  Rights
                  Agreement  dated as of  August  9, 1993 by
                  and   among    Registrant    and   certain
                  individuals and entities named therein.
   10.6.1(1)      Lease between  Registrant and Portola Land
                  Company dated March 28, 1984, as amended.
   10.6.2(1)      Lease between  Registrant and 465 Mountain
                  View Properties Incorporated dated May 15,
                  1990, as amended.
   10.6.3(1)      Standard Industrial  Lease-Multiple-Tenant
                  between  American  Microwave   Technology,
                  Inc. and Enterprise  Business  Center-Brea
                  dated December 19, 1990.
   10.7.1(1)      Business Loan Agreement between Registrant
                  and  Silicon  Valley  Bank  dated  May 21,
                  1992, as amended,  and ancillary documents
                  thereto.
   10.7.2(1)      Amendment  to  Business   Loan   Agreement
                  between Registrant and Silicon Valley Bank
                  dated June 27, 1994.
   10.7.3(14)     Amended   and   Restated   Business   Loan
                  Agreement  between  Registrant and Silicon
                  Valley  Bank dated  February  11, 1997 and
                  ancillary documents thereto.
   10.8+(1)       Supply  Agreement  between  Registrant and
                  Northern Telecom Canada Limited dated July
                  16, 1993.
   10.9+(1)       Agreement  between  Registrant  and  Matra
                  Communication dated March 24, 1993.
   10.10.1+(1)    Agreement among Registrant and Ericsson GE
                  Mobile   Communications,   Inc.,  Ericsson
                  Radio   Access   AB,    Ericsson    Mobile
                  Communications   AB  and  Ericsson   Radio
                  Systems   AB   dated    July   21,    1993
                  (collectively "Ericsson").
   10.10.2+(1)    Addendum to Agreement among Registrant and
                  Ericsson dated June 29, 1994.
   10.10.3+(1)    Addendum to Agreement among Registrant and
                  Ericsson dated June 29, 1994.
   10.11+(2)      Hardware Development  Agreement dated July
                  6, 1994 between  Northern  Telecom Limited
                  and Registrant.
   10.12+(3)      Hardware   Development   Agreement   dated
                  October 18, 1994 between  Northern Telecom
                  Limited and Registrant.
   10.13+(4)      Hardware  Supply  Agreement dated April 6,
                  1995 between  Northern Telecom Limited and
                  Registrant
   10.14(4)       Employment Agreement dated January 6, 1992
                  between Registrant and C. Woodrow Rea, Jr.
   10.15(4)       Employment Agreement dated January 6, 1992
                  between Registrant and David S. Wisherd.
   10.16(5)       Purchase   and  Sale   Agreement   between
                  Metropolitan  Life  Insurance  Company and
                  Registrant.

                                                                    Sequentially
  Exhibits                                                         Numbered Page
  --------                                                         -------------
   10.17+(6)      Development and Supply  Agreement  between
                  QUALCOMM Incorporated and Registrant.
   10.18+(7)      Purchasing    Agreement   between   Airnet
                  Communications Corporation and Registrant.
   10.19(8)       Employment  Agreement  between  Garrett A.
                  Garrettson and Registrant.
   10.20(8)       Employment  Agreement  between  Stephen B.
                  Greenspan and Registrant.
   10.21(9)       Term Loan Agreement between Silicon Valley
                  Bank and Registrant
   10.22(10)      Lease  Agreement  dated  November 19, 1996
                  between the  Registrant  and SPEC (CA) QRS
                  12-20, Inc.
   10.23(10)      Bill of Sale dated  November  19,  1996 by
                  the  Registrant  to SPEC  (CA) QRS  12-20,
                  Inc.
   10.24(12)      Employment  Agreement dated March 11, 1997
                  between  the   Registrant   and  Bruce  R.
                  Wright.
   10.25(12)      Letter  Agreement  dated  November 6, 1996
                  between the Company and Edward Supplee.
   10.26(13)      Stock Option  Agreement dated November 26,
                  1997  between  Registrant  and  Garrett A.
                  Garrettson.
   10.27(13)      Stock Option  Agreement dated November 26,
                  1997  between  Registrant  and  Garrett A.
                  Garrettson.
   10.28(13)      Stock Option  Agreement dated November 26,
                  1997  between  Registrant  and  Garrett A.
                  Garrettson.
   10.29(13)      Stock  Option  Agreement  dated  March 24,
                  1997 between Registrant and Bruce Wright.
   10.30(13)      Stock  Option  Agreement  dated  March 20,
                  1997   between   Registrant   and  Michael
                  Morrione.
   10.31(13)      Stock  Option  Agreement  dated  March 20,
                  1997  between  Registrant  and  Stephen B.
                  Greenspan.
   10.32(15)      Form  of  Indemnification  Agreement  with
                  directors and officers.
   10.33(16)      1998 Nonstatutory Stock Option Plan.
   10.34          1998 Employee Stock Purchase Plan.
   10.35          Lease  Agreement  dated  December 19, 1997
                  between  Registrant  and Stanford Ranch I,
                  LLC.
   10.36(17)      Stock Option  Agreement dated December 15,
                  1997  between  the   Registrant  and  John
                  Rottenburg.
   10.37          First  Amendment  to Lease dated  February
                  19, 1998 between  Registrant  and Stanford
                  Ranch I, LLC.
   23.1           Consent of KPMG Peat Marwick LLP.
   24.1           Power of Attorney (included on page 41).
   27.1           Financial Data Schedule.

------------
  + Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
 (1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-70594) as declared effective by the Securities and Exchange Commission December 13, 1993.
 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended October 1, 1994.
 (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended December 31, 1994.
 (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1995.
 (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.
 (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995.
 (8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-38561) as filed with the Securities and Exchange Commission on October 23, 1997.

 (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
(10) Incorporated by reference to the Registrant's Form 8-K dated November 19, 1996.
(11) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.
(12) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.
(13) Incorporated by reference to exhibits filed with Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on October 21, 1997.
(14) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.
(15) Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated October 10, 1997.
(16) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-49081) as filed with the Securities and Exchange Commission on April 1, 1998.
(17) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333- ) as filed with the Securities and Exchange Commission on May 19, 1998.