Form 10-Q
period 1998-06-28
SPECTRIAN CORP /CA/
filed 1998-08-05
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 28, 1998

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

As of June 28, 1998 there were 10,922,056 shares of the Registrant's Common Stock outstanding.

================================================================================

                              SPECTRIAN CORPORATION

                                    Form 10-Q

                                      INDEX
                                                                            Page
                                                                             No.

Cover Page                                                                    1

Index                                                                         2

PART I - Financial Information

              ITEM 1 - Consolidated financial statements

                 Consolidated balance sheets -
                    June 28, 1998 and March 31, 1998                          3

                 Consolidated statements of operations -
                    three months ended June 28, 1998 and June 28, 1997        4

                 Consolidated statements of cash flows -
                    three months ended June 28, 1998 and June 28, 1997        5

                 Notes to consolidated financial statements                   6

              ITEM 2 - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                9


PART II - Other Information


              ITEM 1 - Legal Proceedings                                     18


              ITEM 4 - Submission of Matters to a Vote of Security Holders   19

              ITEM 6 - Exhibits and Reports on Form 8-K                      19

                 Signatures                                                  20

                      SPECTRIAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                          June 28,    March 31,
Assets                                                     1998          1998
                                                         ---------    ---------
                                                        (unaudited)
Current assets:
   Cash and cash equivalents                             $  22,758    $  31,460
   Short-term investments                                   60,285       68,128
   Accounts receivable, less allowance for doubtful
      accounts of $379 and $376, respectively               27,316       21,123
   Inventories                                              17,430       15,362
   Prepaid expenses and other current assets                 2,941        6,202
                                                         ---------    ---------
        Total current assets                               130,730      142,275

Property and equipment, net                                 34,436       32,776
                                                         ---------    ---------

                                                         $ 165,166    $ 175,051
                                                         =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of debt obligations                   $   1,383    $   1,360
   Accounts payable                                          6,581       10,456
   Accrued liabilities                                      11,635       12,981
                                                         ---------    ---------

        Total current liabilities                           19,599       24,797

Debt obligations, net of current portion                     5,636        5,912
                                                         ---------    ---------
        Total liabilities                                   25,235       30,709
                                                         ---------    ---------

Stockholders' equity:
   Common stock, $0.001 par value, 20,000,000 shares
     authorized;  10,922,056 and 10,904,077 shares
     issued and outstanding, respectively                       11           10
   Additional paid-in capital                              146,954      146,827
   Deferred compensation expense                              --           (609)
   Other comprehensive income                                  213          121
   Accumulated deficit                                      (7,247)      (2,007)
                                                         ---------    ---------
     Total stockholders' equity                            139,931      144,342
                                                         ---------    ---------

                                                         $ 165,166    $ 175,051
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                            Three months ended
                                                                 June 28,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------

Revenues                                                 $ 30,784      $ 45,766

Costs and expenses:
   Cost of product sales                                   27,729        32,051
   Research and development                                 5,954         4,241
   Selling, general and administrative                      3,476         3,461
                                                         --------      --------
                                                           37,159        39,753
                                                         --------      --------
     Operating income (loss)                               (6,375)        6,013

Interest income (expense), net                              1,135           (19)
Other income, net                                            --           1,530
                                                         --------      --------

Income (loss) before income taxes                          (5,240)        7,524


Income taxes                                                 --           1,129

                                                         --------      --------
Net income (loss)                                        $ (5,240)     $  6,395
                                                         ========      ========

Net income (loss) per share
      Basic                                              $  (0.48)     $   0.77
      Diluted                                            $  (0.48)     $   0.72

Shares used in computing per share amounts:

      Basic                                                10,917         8,301
      Diluted                                              10,917         8,917


See accompanying notes to consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                             Three months ended
                                                                 June 28,
                                                          ----------------------
                                                              1998         1997
                                                              ----         ----
Cash flows from operating activities:
  Net income (loss)                                         $(5,240)    $ 6,395
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Gain on sale of subsidiary                               --        (1,530)
      Depreciation and amortization                           2,846       2,088
      Stock compensation expense                                583        --
      Tax benefit associated with stock options                --         1,129
      Changes in operating assets and liabilities:
        Accounts receivable                                  (6,193)     (7,167)
        Inventories                                          (2,068)     (7,178)
        Prepaid expenses and other assets                     3,261         (77)
        Accounts payable                                     (3,875)      7,762
        Accrued liabilities                                  (1,346)      2,940
                                                            -------     -------
          Net cash provided by (used for)
            operating activities                            (12,032)      4,362
                                                            -------     -------

Cash flows from investing activities:
  Purchase of short-term investments                        (17,062)       --
  Proceeds from sale of short-term investments               24,997        --
  Purchase of property and equipment                         (4,506)     (3,516)
  Proceeds from sale of subsidiary                             --         4,016
                                                            -------     -------
          Net cash provided by investing activities           3,429         500
                                                            -------     -------

Cash flows from financing activities:
  Repayment of debt and capital lease obligations              (253)       (418)
  Proceeds from sales of common stock, net                      154       1,141
                                                            -------     -------
          Net cash provided by (used for)
            financing activities                                (99)        723
                                                            -------     -------

          Net increase (decrease) in cash and cash
            equivalents                                      (8,702)      5,585
          Cash and cash equivalents,
            beginning of period                              31,460       6,240
                                                            -------     -------
          Cash and cash equivalents,
            end of period                                   $22,758     $11,825
                                                            =======     =======


See accompanying notes to consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: Basis of Presentation


         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-15 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1998. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1999, or any other future period.


NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                                 June 28,       March 31,
                                                   1998           1998
                                                -----------   ----------
                                                     (In thousands)
Inventories:
   Raw materials                                  $9,138          $7,395
   Work in progress                                5,829           5,538
   Finished goods                                  2,463           2,429
                                                -----------   ----------
                                                 $17,430         $15,362
                                                ===========   ==========
Property and equipment:
   Machinery and equipment                       $55,506         $51,091
   Land, building and improvements                 2,772           2,829
   Furniture and fixtures                          1,420           1,382
   Leasehold improvements                          1,743           1,633
                                                -----------   ----------
                                                  61,441          56,935
   Less accumulated depreciation and
      amortization                                27,005          24,159
                                                -----------   ----------
                                                 $34,436         $32,776
                                                ===========   ==========
Accrued liabilities:
   Employee compensation and benefits            $ 2,234         $ 2,958
   Warranty                                        6,346           7,326
   Other accrued liabilities                       3,055           2,697
                                                -----------   ----------
                                                 $11,635         $12,981
                                                ===========   ==========

NOTE 3: Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity in accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities. SFAS No. 130 is effective for annual and interim periods beginning December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the fiscal year ending March 31, 1999. Other comprehensive income consists of unrealized gains and losses related to the Company's available-for-sale investments.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company has not yet determined the impact of SFAS No. 133 on its financial condition or results of operations.

NOTE 4: Short-Term Investments

         The Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

         As of June 28 and March 31, 1998, cash equivalents and short-term investments classified as available-for-sale securities were as follows:

                                                 June 28,        March 31,
                                                   1998             1998
                                              ------------     -----------
                                                     (In thousands)

   Commercial paper                            $   61,073      $   63,341
   U.S. government securities                      23,225          28,158
                                              ------------     -----------
                                               $   84,298      $   91,499
                                              ============     ===========


         As of June 28 and March 31, 1998 the estimated fair value of each investment approximated the amortized cost and, therefore, there were no significant unrealized gains or losses. At June 28, and March 31, 1998 all securities held were due in less than one year and were classified as follows (in thousands):


                                                 June 28,        March 31,
                                                   1998             1998
                                              ------------     -----------
                                                  (In thousands)

   Cash equivalents                            $   24,013      $   23,371
   Short-term investments                          60,285          68,128
                                              ------------     -----------
                                               $   84,298      $   91,499
                                              ============     ===========

NOTE 5: Earnings Per Share Computation


         Basic earnings per share ("EPS") excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended June 28, 1998, common equivalent shares were not included for the calculation of diluted EPS as they were considered antidilutive due to the net loss the Company experienced in that period. The Company's earnings per share for the three months ended June 28, 1997 have been restated to reflect net income (loss) on both a basic and a diluted basis.


A reconciliation of basic and diluted earnings per share calculations follows:


                                               Three Months Ended                   Three Months Ended
                                                  June 28, 1998                         June 28, 1997
                                     ----------------------------------    ------------------------------

(In thousands except per share data)       Net                Per Share       Net               Per Share
                                          Loss       Shares     Amount        Income  Shares      Amount

                                     ----------------------------------     -----------------------------
Basic EPS                                $(5,240)    10,917    $(0.48)       $6,395    8,301       $0.77
Effect of dilutive securities
                                             ---        ---       ---           ---      616         ---
                                     ---------------------------------     ------------------------------
Diluted EPS                              $(5,240)    10,917    $(0.48)       $6,395    8,917       $0.72
                                     =================================     ==============================



NOTE 6: Legal Proceedings


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

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




         Certain statements in this "Management Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These forward looking statements include, but are not limited to: the statements in the first paragraph of "Overview" regarding outsourcing and in the second paragraph of "Overview" regarding customer orders and the impact of currency fluctuations on future revenues; the statements under "Revenues" regarding future revenue growth; the statements in the last paragraph under "Liquidity and Capital Resources" regarding the anticipated spending for capital additions in fiscal 1999 and beyond, and the sufficiency of the Company's available resources to meet working capital and capital expenditure requirement; and the statements in "Factors Affecting Future Operating Results." The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed  in  such  forward  looking  statements,  including  those  risks  and
uncertainties  set  forth  below  under  "Factors   Affecting  Future  Operating
Results."


Overview


         The Company designs, manufactures and markets highly linear single carrier and multicarrier radio frequency ("RF") power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Northern Telecom Limited ("Northern Telecom"). The Company pursues a strategy of vertical integration in its design and manufacturing processes, including operating its own 4 inch wafer fabrication facility. As a result, the Company has a higher level of fixed costs and is dependent upon substantial revenue to achieve profitability. In the first quarter of fiscal 1999, fourth quarter of fiscal 1998, first quarter of fiscal 1997 and third quarter of fiscal 1996, product orders fell sharply resulting in substantial losses in those quarters. There can be no assurance that the Company will not experience such fluctuations in the future. For example, the significant reduction in product revenue the Company experienced in the first quarter of fiscal 1999 and the fourth quarter of fiscal 1998 reflects the impact of fluctuations in demand with a cost structure that is relatively fixed in the short term from the softening demand in the TDMA markets and delays in build-out of the Korean PCS systems due to the unstable Asian financial markets and general economic conditions in Korea and other Asian countries. The Company also anticipates lower product revenues over the next two to three quarters as a result of such factors and anticipates that revenues for fiscal 1999 may not equal, and will not exceed, revenues for fiscal 1998. Since the third quarter of fiscal 1998, the Company has outsourced some of its higher volume printed circuit board sub-assemblies on a turnkey basis. It is the Company's intention to continue using an outsourcing strategy wherever it makes economic sense to do so.

         During the three months ended June 28, 1998, Northern Telecom, QUALCOMM Incorporated ("QUALCOMM") and Nortel Matra Communications ("Nortel Matra") accounted for approximately 66%, 14% and 12% of revenues, respectively. During fiscal 1998, Northern Telecom, Nortel Matra and LG Information and Communications Limited ("LGIC") accounted for approximately 57%, 22% and 14% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the

Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products.

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

         The  market  for  the  Company's  products  is  becoming   increasingly
competitive. The Company sells its power amplifier products in South Korea, as well as directly to cellular service providers where its competitors are already established as suppliers. In addition, the Company competes with at least one amplifier manufacturer for business from Northern Telecom. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.


Results of Operations

         The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.

                                                          Three Months Ended
                                                                June 28,
                                                         1998            1997
                                                         ----            ----
    Revenues                                            100.0%          100.0%
    Costs and expenses:
      Cost of product sales                              90.1            70.0
      Research and development                           19.3             9.3
      Selling, general and administrative                11.3             7.6
                                                    ------------   -------------
        Total costs and expenses                        120.7            86.9
        Operating income (loss)                         (20.7)           13.1
    Interest income (expense), net                        3.7              --
    Other income                                           --             3.3
                                                    ------------   -------------
      Income (loss) before income taxes                 (17.0)           16.4
    Income taxes                                           --             2.4
                                                    ------------   -------------
        Net income (loss)                               (17.0)%          14.0%
                                                    ============   =============
    Gross margin on sales                                 9.9%           30.0%

         Revenues. The Company's revenues decreased by 32.7% to $30.8 million for the three months ended June 28, 1998 from $45.8 million for the three months ended June 28, 1997. The decrease in revenues for the three months ended June 28, 1998 reflects a decrease in demand for the Company's GSM, TDMA and Korean PCS CDMA products.

         Cost of Sales. Cost of sales consists primarily of raw materials, RF semiconductor fabrication costs, amplifier assembly and test costs (including turnkey assembly services), overhead and warranty costs. The Company's cost of sales decreased by 13.5% to $27.7 million for the three months ended June 28, 1998 from $32.1 million for the three months ended June 28, 1997. Included in the cost of sales for the three months ended June 28, 1998 were costs associated with restructuring operations, discontinuing older products and supporting warranties on newer products. Gross margin on sales was 9.9% for the three months ended June 28, 1998 as compared to 30.0% for the three months ended June 28, 1997. The decline in gross margin for the quarter ended June 28, 1998 reflects insufficient absorption of overhead infrastructure fixed costs at the lower shipment volume levels as well as declining average sales prices.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 40.4% to $6.0 million in the three months ended June 28, 1998 from $4.2 million in the three months ended June 28, 1997. The increase in R&D spending in the three months ended June 28, 1998 reflects higher R&D headcount with its associated expenses and increased investment in semiconductor R&D activities. R&D expenses as a percentage of revenues increased to 19.3% in the three months ended June 28, 1998 from 9.3% for the three months ended June 28, 1997, reflecting relatively lower revenue levels and higher absolute dollar spending in the three months ended June 28, 1998.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses remained constant at $3.5 million for the three months ended June 28, 1998 as compared to the three months ended June 28, 1997. Increases in SG&A compensation and other related expenses due to higher headcount levels and support costs related to upgrading the Company's information systems were offset by lower outside commissions paid for Korean sales for the three months ended June 28, 1998. SG&A expenses as a percentage of revenues increased to 11.3% for the three months ended June 28, 1998 from 7.6% for the three months ended June 28, 1997. The increase of SG&A expenses as a percentage of sales was a result of the lower revenue levels in the three months ended June 30, 1998 versus the same period of a year ago.

         Interest Income (Expense), net. Interest income, net for the three months ended June 28, 1998 was $1.1 million compared to net interest expense of $19,000 for the three months ended June 28, 1997. The increase in net interest income was the result of interest income earned on substantially higher cash balances and short-term investments reflecting primarily the investment of the proceeds of the Company's August 1997 public offering.

         Other Income, net. Other income of $1.5 million was recorded in the three months ended June 28, 1997 representing the net gain realized from the cash sale of the Company's wholly owned subsidiary, AMT, to the management group and employees of AMT. No other expense or other income was recorded during the three months ended June 28, 1998,

         Income Taxes. Due to the loss incurred in the first quarter of fiscal 1999, the Company did not record an income tax expense for the three months ended June 28, 1998.

Factors Affecting Future Operating Results

         Customer Concentration. The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent"), Motorola Corporation ("Motorola"), Northern Telecom, Nortel Matra, Nokia OY ("Nokia") and Siemens AG ("Siemens"). The Company's revenues are derived primarily from sales to a limited number of these OEMs. During the three months ended June 28, 1998, Northern Telecom, QUALCOMM and Nortel Matra
accounted for approximately 66%, 14% and 12% of the Company's revenues, respectively. Furthermore, a substantial portion of revenues from these customers in the three months ended June 28, 1998 resulted from sales of a limited number of the Company's products. The Company's top five customers accounted for 98% of its sales for the three months ended June 28, 1998. During the three months ended June 28, 1997, Northern Telecom, Nortel Matra and LGIC accounted for 55%, 27% and 18% of revenues, respectively. The Company, Northern Telecom and Nortel Matra have an agreement, renegotiated annually, pursuant to which Northern Telecom and Nortel Matra, a company in which Northern Telecom has an equity investment, commit to purchase a certain volume of their annual power amplifier requirements for specified prices from the Company. The renewal of the Company's agreement with Northern Telecom and Nortel Matra for calendar year
1998 was finalized in October 1997. Based on lower RF amplifier volume commitments and reduced pricing contained in this agreement and other factors, the Company expects that fiscal 1999 revenue will decline from revenue levels realized in fiscal 1998. There can be no assurance that Northern Telecom and Nortel Matra will enter into a contract with the Company in the future or otherwise agree to purchase the same or similar levels of their power amplifier requirements from the Company or purchase their power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Northern Telecom and Nortel Matra, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Northern Telecom and other major OEM customers in future periods which will result in declining average sales prices for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; and changes in inventory levels; and the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. There can be no assurance that the Company will not experience demand fluctuations in the future, and, in fact, the Company has experienced reductions in product revenues in both the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. The Company anticipates continued lower product revenues over the next two to three quarters as a result of softening demand in the TDMA and GSM markets and delays in Korean PCS demand due to general economic conditions in Korea and other Asian countries. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

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

         Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. For example, softening of demand in the TDMA and GSM markets or failure of another modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

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

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including cast housings, printed circuit boards, specialized RF components and specialized subassemblies. The Company purchases these components and services on a purchase order basis. The Company does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Although the Company is currently identifying potential alternative sources of these components, its reliance on sole sources entails certain risks, including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors, the Company would be required to requalify the components with each new vendor. Any inability of the Company to obtain timely deliveries of components of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining these components, and no assurance can be given that shortages will not occur in the future.

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

         Risks of International Sales. Sales outside of the United States were 75%, 88% and 95% of revenues for the three months ended June 28, 1998, the three months ended June 28, 1997 and fiscal 1998, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries will continue to have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the IMF on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 17 United States patents, and has 26 United States patent applications pending, including eight that had been allowed but not yet formally issued. The Company also has been awarded four foreign patents and has ten foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

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

         Year 2000 Compliance. Many installed computer programs were written using a two digit date field rather than a four digit date field to define the applicable year. Such computer programs utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has identified the Year 2000 Issue in certain of its internal operating systems and has installed as of July 1998 a new computer software system that is Year 2000 compliant and which the Company believes will increase operational and financial efficiencies and information analysis. The cost of this project, as it relates to the Year 2000 Issue, does not have a material effect on the operations of the Company and is being funded through operating cash flows and investment income from the Company's liquid assets. The Company has not completed an audit of its remaining internal systems or products with respect to the Year 2000 Issue.

         Management of Growth; Dependence on Key Personnel. The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular, its manufacturing operations, to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

         Volatility of Stock Price. The market price of the shares of Common Stock has recently been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock fluctuated substantially during fiscal 1998, from a low of $10.75 on April 1, 1997 to a high of $66.375 on October 1, 1997. As of June 28, 1998, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $15.4375.

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


Liquidity and Capital Resources

         The Company has financed its growth through its initial public offering in August 1994, a public equity offering in August 1997, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash used by operations was $12.0 million for the three months ended June 28, 1998 while cash provided by operations in the corresponding period of fiscal 1998 was $4.4 million. Cash flow from operations for the quarter ended June 28, 1998 was negatively impacted by the reduced level and timing of shipments and slower collections from the Company's international customers.

         As of June 28, 1998, the Company had working capital of $111.1 million including $83.0 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of June 28, 1998, the Company was in compliance with all of these financial covenants. There were no borrowings outstanding against this line of credit as of June 28, 1998.

         In April 1998, the Company announced a repurchase program (the "1998 Repurchase Program") pursuant to which it may acquire up to one million shares of Common Stock in open market purchases. To date, no shares have been repurchased under the 1998 Repurchase Program.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of June 28, 1998. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its future facilities expansion.

         Additions to property and equipment were $4.5 million and $3.5 million for the three months ended June 28, 1998 and June 28, 1997, respectively. Purchases of equipment and other capital assets for the three months ended June 28, 1998 included the purchase of new corporate management information systems software, manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

         The Company anticipates spending approximately $18 million over the next twelve months for capital additions primarily to upgrade information systems infrastructure, set up production lines for new products and procure test equipment for development projects. Based on the Company's current working capital position and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.


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

         ITEM 4:  Submission of Matters to a Vote of Security Holders

         On June 26, 1998, the Company held its Annual Meeting of Stockholders for which it solicited votes by proxy pursuant to proxy solicitation materials first distributed on or about May 28, 1998. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions.

1. Election of Garrett A. Garrettson, James A. Cole, Martin Cooper, Charles D. Kissner, Robert Wilson and Eric A. Young as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.

         NOMINEE                                 IN FAVOR               WITHHELD
         -------                                 --------               --------
         Garrett A. Garrettson                  9,916,125                111,417
         James A. Cole                          9,896,653                130,889
         Charles D. Kissner                     9,911,307                116,235
         Eric A.Young                           9,914,127                113,415
         Robert C. Wilson                       9,913,077                114,465
         Martin Cooper                          9,914,178                113,364

2. The amendment of the Certificate of Incorporation of the Company to provide that the Company not be governed by the Delaware anti-takeover statute (Section 203 of the Delaware General Corporation Law):

         FOR: 4,511,662 AGAINST: 1,043,046 ABSTAIN: 80,520 NON-VOTES: 4,392,314

         As an amendment of the certificate of incorporation requires the approval of a majority of the outstanding capital stock of the Company, this proposal failed to obtain the number of votes necessary for its adoption.

3. The adoption of (i) the 1998 Employee Stock Purchase Plan, (ii) the reservation of 250,000 shares of Common Stock for sale thereunder and
         (iii) an annual increase in the number of shares of Common Stock by the lesser of 300,000 shares or 2% of outstanding shares of Common Stock:

         FOR: 7,153,206   AGAINST: 2,827,835   ABSTAIN: 46,501   NON-VOTES: -0-

4. The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending March 31, 1999:

         FOR: 9,984,485 AGAINST: 12,062 ABSTAIN: 30,995 NON-VOTES: -0-


ITEM 6:  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

         10.38 Lease Agreement between Registrant and Ellington Development Inc. dated April 13, 1998

         27.1  Financial Data Schedule

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 5, 1998
                                            SPECTRIAN CORPORATION
                                                (Registrant)

                                             /S/ BRUCE R. WRIGHT

                               -----------------------------------------------
                                               Bruce R. Wright
                           Executive Vice President, Finance and Administration,
                                    Chief Financial Officer and Secretary
                                (Principal Financial and Accounting Officer)






                               INDEX TO EXHIBITS

                                                                  Sequentially
Exhibits                                                          Numbered Pages
--------                                                          --------------


   10.38   Lease Agreement  between  Resistrant and Ellington          21
           Development Inc. dated April 13, 1998

   27.1    Financial Date Schedule                                     32