Form 10-Q
period 1998-09-27
SPECTRIAN CORP /CA/
filed 1998-11-05
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 27, 1998

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

As of September 27, 1998 there were 10,447,386 shares of the Registrant's Common Stock outstanding.

================================================================================

                              SPECTRIAN CORPORATION

                                    Form 10-Q

                                      INDEX
                                                                            Page
                                                                             No.

Cover Page                                                                    1

Index                                                                         2

PART I - Financial Information

       ITEM 1 - Condensed consolidated financial statements

          Condensed consolidated balance sheets -
             September 27, 1998 and March 31, 1998                            3

          Condensed consolidated statements of operations -
             three months and six months ended September 27, 1998             4
             and September 28, 1997

          Condensed consolidated statements of cash flows -
             six months ended September 27, 1998 and September 28, 1997       5

          Notes to condensed consolidated financial statements                6

       ITEM 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9


       ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk



PART II - Other Information


        ITEM 1 - Legal Proceedings                                            19

        ITEM 6 - Exhibits and Reports on Form 8-K                             20

          Signatures                                                          21

                      SPECTRIAN CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)

                                                        September 27,  March 31,
                                                            1998         1998
                                                         ---------    ---------
Assets

Current assets:
   Cash and cash equivalents                             $  21,611    $  31,460
   Short-term investments                                   54,739       68,128
   Accounts receivable, less allowance for doubtful
      accounts of $382 and $376, respectively               20,840       21,123
   Inventories                                              19,855       15,362
   Prepaid expenses and other current assets                 4,651        6,202
                                                         ---------    ---------
        Total current assets                               121,696      142,275

Property and equipment, net                                 33,561       32,776
                                                         ---------    ---------
                                                         $ 155,257    $ 175,051
                                                         =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of debt obligations                   $   1,178        1,360
   Accounts payable                                          6,256       10,456
   Accrued liabilities                                      11,708       12,981
                                                         ---------    ---------
        Total current liabilities                           19,142       24,797

Debt obligations, net of current portion                     5,368        5,912
                                                         ---------    ---------
        Total liabilities                                   24,510       30,709
                                                         ---------    ---------
Stockholders' equity:
   Common stock,  $0.001 par value,
      20,000,000 shares authorized;
      10,944,586 and 10,904,077
      shares issued, respectively;
      10,447,386 and 10,904,077 shares
      outstanding, respectively.                                10           10
   Additional paid-in capital                              148,201      146,827
   Treasury stock, 497,000 shares of common stock held      (7,418)        --
   Deferred compensation expense                              (519)        (609)
   Other comprehensive income                                  918          121
   Accumulated deficit                                     (10,445)      (2,007)
                                                         ---------    ---------
     Total stockholders' equity                            130,747      144,342
                                                         ---------    ---------
                                                         $ 155,257    $ 175,051
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.


                                        SPECTRIAN CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (unaudited)

                                                       Three months ended                   Six months ended
                                                  -----------------------------       ----------------------------
                                                   September 27,  September 28,       September 27,  September 28,
                                                       1998          1997                  1998           1997
                                                       ----          ----                  ----           ----
Revenues                                             $ 26,869      $ 48,242             $ 57,653       $ 94,008
                                                     --------      --------             --------       --------

Costs and expenses:
     Cost of sales                                     20,629        34,481               48,357         66,532
     Research and developement                          6,549         4,139               12,503          8,380
     Selling, general and  administrative               4,151         3,046                7,627          6,507
                                                     --------      --------             --------       --------
                                                       31,329        41,666               68,487         81,419
                                                     --------      --------             --------       --------
        Operating income (loss)                        (4,460)        6,576              (10,834)        12,589

Interest income, net                                    1,262           595                2,396            576
Other income, net                                        --            --                   --            1,530
                                                     --------      --------             --------       --------
Income (loss) before income taxes                      (3,198)        7,171               (8,438)        14,695
Income taxes                                             --             859                 --            1,989
                                                     --------      --------             --------       --------
Net income (loss)                                    $ (3,198)     $  6,312             $ (8,438)      $ 12,706
                                                     ========      ========             ========       ========
Net income (loss) per share
        Basic                                        $  (0.30)     $   0.66             $  (0.78)      $   1.42
        Diluted                                      $  (0.30)     $   0.60             $  (0.78)      $   1.30
Shares used in computing per share amounts:
        Basic                                          10,739         9,502               10,824          8,945
        Diluted                                        10,739        10,603               10,824          9,804


See accompanying notes to condensed consolidated financial statements.

                                       4


                              SPECTRIAN CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (unaudited)

                                                                      Six months ended
                                                               --------------------------------
                                                               September 27,      September 28,
                                                                   1998               1997
                                                                   ----               ----
Cash flows from operating activities:
     Net income (loss)                                            $ (8,438)         $ 12,706
     Adjustments to reconcile net income (loss) to
       net cash  provided by (used for) operating
       activities:
        Gain on sale of subsidiary                                    --              (1,530)
        Depreciation and amortization                                6,323             3,483
        Loss on disposal of equipment                                  291              --
        Stock compensation expense                                   1,128              --
        Tax benefit associated with stock options                     --               1,379
        Changes in operating assets and liabilities:
           Accounts receivable                                         283           (11,445)
           Inventories                                              (4,493)           (6,288)
           Prepaid expenses and other assets                         1,551            (2,428)
           Accounts payable                                         (4,200)            1,397
           Accrued liabilities                                      (1,273)            4,771
                                                                  --------          --------
              Net cash provided by (used for) operating
               activities                                           (8,828)            2,045
                                                                  --------          --------

Cash flows from investing activities:
     Purchase of short-term investments                            (33,325)          (80,038)
     Proceeds from sale of short-term investments                   47,512              --
     Purchase of property and equipment                             (7,400)           (7,363)
     Proceeds from sale of subsidiary                                 --               4,016
                                                                  --------          --------
              Net cash provided by (used for) investing
               activities                                            6,787           (83,385)
                                                                  --------          --------

Cash flows from financing activities:
     Repayment of debt and capital lease obligations                  (726)             (831)
     Repurchase of common stock                                     (7,418)             --
     Proceeds from sales of common stock, net                          336            90,409
                                                                  --------          --------
             Net cash provided by (used for) financing
              activities                                            (7,808)           89,578
                                                                  --------          --------

             Net increase (decrease) in cash and cash
              equivalents                                           (9,849)            8,238
             Cash and cash equivalents, beginning of period         31,460             6,240
                                                                  ========          ========
             Cash and cash equivalents, end of period             $ 21,611          $ 14,478
                                                                  ========          ========

See accompanying notes to condensed consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: Basis of Presentation

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited condensed consolidated financial statements as set forth on pages F-1 through F-15 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1998. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1999, or any other future period.

NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                                September 27,      March 31,
                                                    1998             1998
                                               ---------------- ----------------
                                                        (In thousands)
Inventories:
   Raw materials                                  $ 8,714           $ 7,395
   Work in progress                                 7,650             5,538
   Finished goods                                   3,491             2,429
                                                  -------           -------
                                                  $19,855           $15,362
                                                  =======           =======
Property and equipment:
   Machinery and equipment                        $57,758           $51,091
   Land, building and improvements                  2,768             2,829
   Furniture and fixtures                           1,420             1,382
   Leasehold improvements                           1,870             1,633
                                                  -------           -------
                                                   63,816            56,935
   Less accumulated depreciation and
      amortization                                 30,255            24,159
                                                  -------           -------
                                                  $33,561           $32,776
                                                  =======           =======
Accrued liabilities:
   Employee compensation and benefits             $ 3,320           $ 2,958
   Warranty                                         5,427             7,326
   Other accrued liabilities                        2,961             2,697
                                                  -------           -------
                                                  $11,708           $12,981
                                                  =======           =======

NOTE 3: Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity in accordance with SFAS No. 115, Accounting for Certain Debt and Equity Securities. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the fiscal year ending March 31, 1999. Other comprehensive income consists of unrealized gains and losses related to the Company's available-for-sale investments.

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

NOTE 4: Short Term Investments

         The Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

         As of September 27, and March 31, 1998, cash equivalents and short-term investments classified as available-for-sale securities were as follows:

                                                September 27,     March 31,
                                                    1998            1998
                                               ---------------- --------------
                                                       (In thousands)

   Commercial paper                                   $ 54,761       $ 63,341
   U.S. government securities                           18,527         28,158
                                               ---------------- --------------
                                                      $ 73,288       $ 91,499
                                               ================ ==============

         As of September 27, and March 31, 1998 the estimated fair value of each investment approximated the amortized cost and, therefore, there were no significant unrealized gains or losses. At September 27, and March 31, 1998 all securities held were due in less than one year and were classified as follows:


                                                September 27,     March 31,
                                                    1998            1998
                                               ---------------- --------------
                                                       (In thousands)

   Cash equivalents                                    $18,549       $ 23,371
   Short-term investments                               54,739         68,128
                                               ---------------- --------------
                                                       $73,288       $ 91,499
                                               ================ ==============

NOTE 5: Earnings Per Share Computation

         Basic earnings per share ("EPS") excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months and six months ended September 27, 1998, common equivalent shares were not included for the calculation of diluted EPS as they were considered antidilutive due to the net loss the Company experienced in that period. The Company's earnings per share for the three months and six months ended September 28, 1997 have been restated to reflect net income (loss) on both a basic and a diluted basis.

A reconciliation of basic and diluted earnings per share calculations follows:

(In thousands except per share data)

                                       Three months ended          Three months ended
                                       September 27, 1998          September 28, 1997
                                ----------------------------- --------------------------
                                  Net               Per Share   Net             Per Share
                                  Loss      Shares   Amount    Income    Shares  Amount
                                ----------------------------- --------------------------
Basic EPS                       $(3,198)    10,739   $(0.30)  $ 6,312     9,502   $0.66
Effect of dilutive securities      --         --      --         --       1,101    --
                                ----------------------------- --------------------------
Diluted EPS                     $(3,198)    10,739   $(0.30)  $ 6,312    10,603   $0.60
                                ============================= ==========================


                                       Six months ended            Six months ended
                                      September 27, 1998          September 28, 1997
                                ----------------------------- --------------------------
                                   Net              Per Share   Net             Per Share
                                  Loss      Shares   Amount    Income   Shares   Amount
                                ----------------------------- --------------------------
Basic EPS                       $(8,438)    10,824   $(0.78)  $12,706     8,945   $1.42
Effect of dilutive securities      --         --      --         --         859    --
                                ----------------------------- --------------------------
Diluted EPS                     $(8,438)    10,824   $(0.78)  $12,706     9,804   $1.30
                                ============================= ==========================

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

Overview

         The Company designs, manufactures and markets highly linear single carrier and multicarrier radio frequency ("RF") power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Northern Telecom Limited ("Northern Telecom"). Prior to the third quarter of fiscal 1998, the Company pursued a strategy of vertical integration in both its design and manufacturing processes. During the third quarter of fiscal 1998 the Company began outsourcing some of its higher volume printed circuit board sub-assemblies on a turnkey basis. During the second quarter of fiscal 1999, the Company also made a decision to outsource its higher volume single channel power amplifiers on a turnkey basis from an offshore manufacturer and the Company anticipates that the first outsourced amplifier units will be shipped in the third quarter of fiscal 1999. The Company anticipates that this change in manufacturing strategy will eventually have a favorable effect on its variable versus fixed manufacturing cost ratio. However, there can be no guarantee that the shift to offshore turnkey manufacturing will have a favorable effect on the Company's gross margins. In fact, the Company continues to operate its own 4 inch wafer fabrication facility and inherent in that facility is a high level of fixed costs. As a result, the Company is still dependent upon substantial revenue to achieve profitability. In the first and second quarters of fiscal 1999, fourth quarter of fiscal 1998, first quarter of fiscal 1997 and third quarter of fiscal 1996, product orders fell sharply resulting in substantial losses in those quarters. There can be no assurance that the Company will not experience such fluctuations in the future. For example, the significant reduction in product revenue the Company experienced in the first and second quarters of fiscal 1999 and the fourth quarter of fiscal 1998 reflects the impact of fluctuations in demand with a cost structure that is relatively fixed in the short term from the softening demand in the TDMA and GSM markets and delays in build-out of the Korean PCS systems due to the unstable Asian financial markets and general economic conditions in Korea and other Asian countries. Based on the above factors, the Company anticipates lower product revenues over the next two to three quarters as compared to the first three quarters of fiscal 1998 and the Company anticipates that revenues for fiscal 1999 will likely be lower than revenues for fiscal 1998.

         During the six months ended September 27, 1998, Northern Telecom, QUALCOMM Incorporated ("QUALCOMM"), Nortel Matra Communications ("Nortel Matra"), an affiliate of Northern Telecom, and LG Information and Communications Limited ("LGIC") accounted for approximately 66%, 11%, 11% and 10% of revenues, respectively. During fiscal 1998, Northern Telecom, Nortel Matra and LGIC accounted for approximately 57%, 22% and 14% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products.

         The  Company's  vertical  integration  strategy  in  its  semiconductor operations entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and wireless service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to realize economies of scale.

         The  market  for  the  Company's  products  is  becoming   increasingly
competitive. The Company sells some of its power amplifier products in South Korea, as well as directly to cellular service providers, where its competitors are already established as suppliers. In addition, the Company competes with at least one amplifier manufacturer for some of the product business received from Northern Telecom. This competition has resulted in, and will continue to result in, reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

Results of Operations

         The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.

                                               Three months ended           Six months ended
                                          September 27, September 28,  September 27,  September 28,
                                             1998           1997           1998            1997
                                             ----           ----           ----            ----
Revenues                                    100.0%          100.0%         100.0%          100.0%
                                           -----------------------     --------------------------
Costs and expenses:
  Cost of sales                              76.8            71.5           83.9            70.8
  Research and development                   24.4             8.6           21.7             8.9
  Selling, general and administrative        15.4             6.3           13.2             6.9
                                           -----------------------     --------------------------
    Total costs and expenses                116.6            86.4          118.8            86.6
                                           -----------------------     --------------------------
    Operating income (loss)                 (16.6)           13.6          (18.8)           13.4
                                           -----------------------     --------------------------
Interest income (expense), net                4.7             1.3            4.2             0.6
Other income                                  --              --             --              1.6
                                           -----------------------     --------------------------
  Income (loss) before income taxes         (11.9)           14.9          (14.6)           15.6
                                           -----------------------     --------------------------
Income taxes                                  --              1.8            --              2.1
                                           -----------------------     --------------------------
    Net income (loss)                       (11.9)%          13.1%         (14.6)%          13.5%
                                           =======================     ==========================
Gross margin on sales                        23.2%           28.5%          16.1%           29.2%

         Revenues. The Company's revenues decreased by 44% to $26.9 million for the three months ended September 27, 1998 from $48.2 million for the three months ended September 28, 1997. The decrease in revenues for the three months ended September 27, 1998 primarily reflects a decrease in demand for the Company's GSM and TDMA products. The Company's revenues decreased by 39% to $57.7 million for the six months ended September 27, 1998 from $94.0 million for the six months ended September 28, 1997, again reflecting decreased demand for GSM and TDMA products as well as the Company's Korean CDMA PCS products.

         Cost of Sales. Cost of sales consists primarily of raw materials, RF semiconductor fabrication costs, amplifier assembly and test costs (including turnkey assembly services), overhead and warranty costs. The Company's cost of sales decreased by 40% to $20.6 million for the three months ended September 27, 1998 from $34.5 million for the three months ended September 28, 1997. The Company's cost of sales decreased by 27% to $48.4 million for the six months ended September 27, 1998 from $66.5 million for the six months ended September 28, 1997.

         Gross margin on sales was 23.2% for the three months ended September 27, 1998 as compared to 28.5% for the three months ended September 28, 1997. Gross margin on sales was 16.1% for the six months ended September 27, 1998 as compared to 29.2% for the six months ended September 28, 1997. The decline in gross margin for the three months and six months ended September 27, 1998 primarily reflect insufficient absorption of fixed costs at the lower shipment volume levels as well as declining average sales prices.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 58% to $6.5 million in the three months ended September 27, 1998 from $4.1 million in the three months ended September 28, 1997. The Company's R&D expenses increased by 49% to $12.5 million in the six months ended September 27, 1998 from $8.4 million in the six months ended September 28, 1997. The increase in R&D spending in the three months ended September 27, 1998 reflects higher R&D headcount with its associated expenses and increased investment in semiconductor R&D activities. R&D expenses as a percentage of revenues increased to 24.4% in the three months ended September 27, 1998 from 8.6% for the three months ended September 28, 1997, reflecting substantially lower revenue levels and higher absolute dollar spending in the three months ended September 27, 1998. R&D expenses as a percentage of revenues increased to 21.7% in the six months ended September 27, 1998 from 8.9% for the six months ended September 28, 1997, also reflecting substantially lower revenue levels and higher absolute dollar spending in the six months ended September 27, 1998.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees, information systems costs and other expenses. The Company's SG&A expenses increased by 36.3% to $4.2 million for the three months ended September 27, 1998 from $3.0 million for the three months ended September 28, 1997. The growth in SG&A spending for the three months ended September 27, 1998 was primarily related to increases in depreciation expense and support costs related to upgrading the Company's internal information systems. The Company's SG&A expenses increased to $7.6 million for the six months ended September 27, 1998 from $6.5 million for the six months ended September 28, 1997. SG&A expenses as a percentage of revenues increased to 15.4% for the three months ended September 27, 1998 from 6.3% for the three months ended September 28, 1997 and increased to 13.2% for the six months ended September 27, 1998 from 6.9% for the six months ended September 28, 1997. The increase of SG&A expenses as a percentage of sales was a result of substantially lower revenue levels as well as higher absolute dollar spending versus the same periods of a year ago.

         Interest Income (Expense), net. Interest income, net for the three months ended September 27, 1998 was $1.3 million compared to net interest income of $595,000 for the three months ended September 28, 1997. Interest income increased to $2.4 million for the six months ended September 27, 1998 from $576,000 for the six months ended September 28, 1997. The increase in net interest income in both the three and six month periods was the result of interest income earned on substantially higher cash balances and short-term investments reflecting primarily the investment of the proceeds of the Company's August 1997 public offering.

         Other Income, net. Other income of $1.5 million for the six months ended September 28, 1997 represented the net gain realized from the cash sale of the Company's wholly owned subsidiary, AMT, to the management group and employees of AMT in April 1997. No other expense or other income was recorded during the six months ended September 27, 1998.

         Income Taxes. Due to the losses incurred in the first and second quarters of fiscal 1999, the Company did not record an income tax expense for the six months ended September 27, 1998.

Factors Affecting Future Operating Results

         Customer Concentration. The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including Alcatel Network Systems, Inc., LM Ericsson Telephone Company ("Ericsson"), Hyundai Electronics Industries Co., Ltd., LGIC, Lucent Technologies, Inc. ("Lucent"), Motorola Corporation ("Motorola"), NEC America, Inc., Northern Telecom, Nortel Matra, Nokia OY ("Nokia"), QUALCOMM, Samsung Electronics Co., Ltd., and Siemens AG ("Siemens"). The Company's revenues are derived primarily from sales to a limited number of these OEMs. During the three months ended September 27, 1998, Northern Telecom, LGIC and Nortel Matra accounted for approximately 66%, 13% and 11% of the Company's revenues, respectively. During the six months ended September 28, 1997, Northern Telecom, QUALCOMM, Nortel Matra and LGIC accounted for 66%, 11%, 11% and 10% of revenues, respectively. Furthermore, a substantial portion of revenues from these customers in the six months ended September 27, 1998 resulted from sales of a limited number of the Company's products. The Company's top five customers accounted for 99% of its sales for the six months ended September 27, 1998. The Company, Northern Telecom and Nortel Matra have an agreement, renegotiated annually, pursuant to which Northern Telecom and Nortel Matra, a company in which Northern Telecom has an equity investment, commit to purchase a certain volume of their annual power amplifier requirements for specified prices from the Company. The renewal of the Company's agreement with Northern Telecom and Nortel Matra for calendar year 1999 is being negotiated during the Company's third fiscal quarter of 1999. The results of these negotiations could result in lower RF amplifier volume commitments and reduced pricing starting with the Company's fourth fiscal quarter of 1999. There can be no assurance that Northern Telecom and Nortel Matra will continue to enter into contracts with the Company in the future or otherwise agree to purchase the same or similar levels of their power amplifier requirements from the Company or purchase their power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Northern Telecom and Nortel Matra, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea. Due to the Company's products being priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Northern Telecom and other major OEM customers in future periods which will result in declining average sales prices for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; and changes in inventory levels; and the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. There can be no assurance that the Company will not experience demand fluctuations in the future, and, in fact, the Company has experienced reductions in product revenues in both the fourth quarter of fiscal 1998 and the first and second quarters of fiscal 1999. The Company anticipates continued lower product revenues over the next two to three quarters when compared to the first three quarters of fiscal 1998 as a result of softening demand in the TDMA and GSM markets and delays in Korean PCS demand due to general economic conditions in Korea and other Asian countries. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that those OEMs that purchase from third party amplifier vendors are sometimes reluctant to switch once committed to a particular merchant vendor. Consequently, the Company may have only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant RF amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected. For example, the failure of the Company to reach an agreement with Northern Telecom and Nortel Matra that provides for similar levels of purchases could have a material adverse effect on the Company,

         Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. For example, softening of demand in the TDMA and GSM markets or failure of another modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

         Risks Associated with Internal Wafer and Device Fabrication. The Company's operation of its wafer and device fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's business, financial condition and results of operations. The design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, quality control of the packages, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that the Company will be able to achieve acceptable production yields in the future. In addition, the Company's wafer and device fabrication facility represents a single point of failure in its manufacturing process that would be costly and time consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations or the loss of employees dedicated to the wafer and device fabrication facilities could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to maintain acceptable wafer and device production levels will have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including cast housings, printed circuit boards, specialized RF components and specialized subassemblies. The Company purchases these components and services on a purchase order basis. The Company does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Furthermore, the Company intends to begin outsourcing  of  some of its  higher  volume  power  amplifiers  at an  offshore independent subcontractor's facility during the third fiscal quarter of 1999. The Company's reliance on its existing sole sources and its migration to an outsource turnkey manufacturing strategy entails certain risks, including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or its turnkey subcontractor, the Company would be required to requalify the components or amplifiers with new vendors or subcontractors, respectively. Any inability of the Company to obtain timely deliveries of its components or its amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining these components, and no assurance can be given that shortages will not occur in the future.

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

         Risks of International Sales. Sales outside of the United States were 88%, 81% and 95% of revenues for the three months ended September 27, 1998, the six months ended September 27, 1998 and fiscal 1998, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the

Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in foreign financial markets and the recent deterioration of the underlying economic conditions in certain foreign countries will continue to have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the IMF on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, M/A--COM (a subsidiary of AMP), Microwave Power Devices, NEC and Powerwave Technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded twenty United States patents, and has twenty-six United States patent applications pending, including six that have been allowed but not yet formally issued. The Company also has been awarded four foreign patents and has twelve foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

         Risk of Third Party Claims of Infringement. The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that such licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology.

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

         Year 2000 Compliance. Many installed computer programs were written using a two digit date field rather than a four digit date field to define the applicable year. Such computer programs utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company identified the Year 2000 Issue in certain of its internal operating systems and installed a new enterprise wide computer software system in July 1998 that is Year 2000 compliant and which the Company believes will increase operational and financial efficiencies and information analysis. The cost of this project, as it relates to the Year 2000 Issue, did not have a material effect on the operations of the Company and is being funded through operating cash flows and investment income from the Company's liquid assets. The Company has launched a Year 2000 project and assigned a team to assess the Year 2000 Issue. This team is in the process of conducting inventories on the balance of the Company's internally used software programs and imbedded systems, and will prepare and conduct surveys of its customers, suppliers and other business partners for Year 2000 compliance. The Company anticipates that this effort will be completed by January 1999. The Company is not aware of any material exposures related to the Year 2000 Issue but can not conclusively rule out any material effects on the Company's operations or any potential loss of revenues related to the Year 2000 issue until the assessment project has been completed.

         Dependence on Key Personnel. The Company's ability to manage any future growth effectively will require attracting, training, motivating, managing and retaining new employees successfully as well as retaining the continued service of its key technical, marketing and management personnel. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

         Volatility of Stock Price. The market price of the shares of Common Stock has been, and is likely to continue to be, highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock fluctuated substantially during fiscal 1998, from a low of $10.75 on April 1, 1997 to a high of $66.375 on October 1, 1997. As of September 27, 1998, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $12.875.

         Pending Litigation. Since December 23, 1997, a number of complaints have been filed against the Company and certain of its officers in the Federal Court for the Northern District of California that allege violations of the federal securities laws. Similar complaints have been filed in California state court that allege violations of California state securities laws and California common law. The complaints have been consolidated in the federal and state courts, respectively. The plaintiffs in both the federal and state lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The complaints allege that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the

Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the suits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the Company's business. Although the Company does not believe that it or any of its officers has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Liquidity and Capital Resources

         The Company has financed its growth through its initial public offering in August 1994, a public equity offering in August 1997, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash used by operations was $8.8 million for the six months ended September 27, 1998 while cash provided by operations in the corresponding period of fiscal 1998 was $2.0 million. Cash flow from operations for the six months ended September 27, 1998 was negatively impacted by the reduced level and timing of shipments and slower collections from the Company's international customers.

         As of September 27, 1998, the Company had working capital of $102.6 million including $76.4 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of September 27, 1998, the Company was in compliance with all of these financial covenants with the exception of the profitability covenant. The Company has received a waiver from the bank with respect to this financial covenant default. There were no borrowings outstanding against this line of credit as of September 27, 1998.

         In April 1998, the Company announced a repurchase program (the "1998 Repurchase Program") pursuant to which it may acquire up to one million shares of Common Stock in open market purchases. During the six months ended September 27, 1998, the Company repurchased a total of 497,200 shares on the open market for a total of $7.4 million.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of September 27, 1998. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its future facilities expansion.

         Additions to property and equipment were $7.4 million for both the six months ended September 27, 1998 and the six months ended September 28, 1997. Purchases of equipment and other capital assets for the six months ended September 27, 1998 included the purchase of new management information systems, manufacturing test equipment to support new products and engineering test equipment to support various research and development projects.

         The Company anticipates spending approximately $10 million over the next twelve months for capital additions primarily to complete its information systems infrastructure upgrades, set up automated test stations for new products and and upgrade its engineering test equipment as required for new development projects. Based on the Company's current working capital position and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

         ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

         The Company does not engage in any foreign currency hedging transactions and therefore, does not believe it is subject to exchange rate risk. In compliance with the Company's cash investment policy, the Company limits its cash investments in terms of type of financial instrument, concentration limit, credit quality and marketability with the highest priority being preservation of principal. The Company does not consider itself exposed with respect to any material market risk.

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

ITEM 6:  Exhibits and Reports on Form 8-K


                  (a)      Exhibits


       27.1 Financial Data Schedule

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 5, 1998

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



                                INDEX TO EXHIBITS



   Exhibits                                                        Sequentially
   --------                                                        Numbered Page
                                                                   -------------

     27.1 Financial Data Schedule                                       22