Form 10-Q
period 1998-12-27
SPECTRIAN CORP /CA/
filed 1999-02-09
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the period ended December 27, 1998

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

As of December 27, 1998 there were 10,343,433 shares of the Registrant's Common Stock outstanding.
================================================================================

                              SPECTRIAN CORPORATION

                                    Form 10-Q

                                      INDEX
                                                                            Page
                                                                             No.

Cover Page                                                                    1

Index                                                                         2

PART I - Financial Information

         ITEM 1 - Condensed consolidated financial statements

            Condensed consolidated balance sheets -
               December 27, 1998 and March 31, 1998                           3

            Condensed consolidated statements of operations -
               three months and nine months ended December 27, 1998           4
               and December 28, 1997

            Condensed consolidated statements of cash flows -
               nine months ended December 27, 1998 and December 28, 1997      5

            Notes to condensed consolidated financial statements              6

         ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

         ITEM 3 - Quantitative and Qualitative Disclosures about
                  Market Risk

PART II - Other Information

           ITEM 1 - Legal Proceedings                                        20

           ITEM 6 - Exhibits and Reports on Form 8-K                         21

                 Signatures                                                  22

                                    SPECTRIAN CORPORATION AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)
                                                 (unaudited)
                                                                              December 27,        March 31,
                                                                                  1998              1998
                                                                             -------------    -------------
Assets

Current assets:
   Cash and cash equivalents                                                     $  21,364        $  31,460
   Short-term investments                                                           49,593           68,128
   Accounts receivable, less allowance for doubtful
      accounts of $385 and $376, respectively                                       19,008           21,123
   Inventories                                                                      16,503           15,362
   Prepaid expenses and other current assets                                         4,793            6,202
                                                                             -------------    -------------
        Total current assets                                                       111,261          142,275

Property and equipment, net                                                         31,529           32,776
                                                                             -------------    -------------

                                                                                 $ 142,790        $ 175,051
                                                                             =============    =============

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of debt obligations                                           $   1,553        $   1,360
   Accounts payable                                                                  8,241           10,456
   Accrued liabilities                                                               9,309           12,981
                                                                             -------------    -------------
        Total current liabilities                                                   19,103           24,797

Debt obligations, net of current portion                                             5,020            5,912
                                                                             -------------    -------------
        Total liabilities                                                           24,123           30,709
                                                                             -------------    -------------

Stockholders' equity:
 Common stock,  $0.001 par value,  20,000,000 shares authorized;
      11,019,333 and 10,904,077 shares issued, respectively;
      10,343,433 and 10,904,077 shares outstanding, respectively.                       10               10
   Additional paid-in capital                                                      148,844          146,827
   Treasury stock, 675,900 shares of common stock                                   (9,709)              --
   Deferred compensation expense                                                        --             (609)
   Accumulated other comprehensive income                                              261              121
   Accumulated deficit                                                             (20,739)          (2,007)
                                                                             -------------    -------------

     Total stockholders' equity                                                    118,667          144,342
                                                                             -------------    -------------

                                                                                 $ 142,790        $ 175,051
                                                                             =============    =============

See accompanying notes to condensed consolidated financial statements.

                                        SPECTRIAN CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (unaudited)

                                                       Three months ended                   Nine months ended
                                                  ----------------------------       ----------------------------
                                                  December 27,   December 28,        December 27,   December 28,
                                                     1998            1997                1998          1997
                                                     ----            ----                ----          ----
Revenues                                          $  20,723      $  47,158           $  78,376       $ 141,165
                                                  -------------  -------------       -------------  ---------------

Costs and expenses:
  Cost of sales                                      21,374         33,702              69,731         100,233
  Research and development                            7,242          5,074              19,745          13,455
  Selling, general and administrative                 3,263          3,429              10,890           9,936
                                                  -------------  -------------       -------------  ---------------
                                                     31,879         42,205             100,366         123,624
                                                  -------------  -------------       -------------  ---------------
     Operating income (loss)                        (11,156)         4,953             (21,990)         17,541


Interest income, net                                    862          1,429               3,258           2,006
Other income, net                                        --             --                  --           1,530
                                                  -------------  -------------       -------------  ---------------

Income (loss) before income taxes                   (10,294)         6,382             (18,732)         21,077

Income taxes                                             --             --                  --           1,988
                                                  -------------  -------------       -------------  ---------------

Net income (loss)                                 $ (10,294)     $   6,382           $ (18,732)     $   19,089
                                                  =============  =============       =============  ===============
Net income (loss) per share

     Basic                                        $   (0.98)     $    0.59           $   (1.75)     $     2.00
     Diluted                                      $   (0.98)     $    0.56           $   (1.75)     $     1.83


Shares used in computing per share amounts:

     Basic                                           10,466         10,744              10,702           9,531
     Diluted                                         10,466         11,491              10,702          10,423

See accompanying notes to condensed consolidated financial statements.

                                SPECTRIAN CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (unaudited)

                                                                            Nine months ended
                                                                  ---------------------------------
                                                                     December 27,      December 28,
                                                                         1998              1997
                                                                         ----              -----
Cash flows from operating activities:
  Net income (loss)                                                    $ (18,732)         $  19,089
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
     Gain on sale of subsidiary                                               --             (1,530)
     Depreciation and amortization                                        10,020              6,913
     Loss on disposal of equipment                                           739                 --
     Stock compensation expense                                            1,647                 --
     Tax benefit associated with stock options                                --              1,378
     Changes in operating assets and liabilities:
       Accounts receivable                                                 2,115            (19,281)
       Inventories                                                        (1,141)            (4,405)
       Prepaid expenses and other assets                                   1,409                760
       Accounts payable                                                   (2,215)             5,796
       Accrued liabilities                                                (3,672)             3,704
                                                                  --------------     --------------
         Net cash provided by (used for) operating activities             (9,830)            12,424
                                                                  --------------     --------------

Cash flows from investing activities:
  Purchase of short-term investments                                     (57,630)          (102,843)
  Proceeds from sale of short-term investments                            76,306              5,048
  Purchase of property and equipment                                      (9,535)           (11,639)
  Proceeds from sale of subsidiary                                            --              4,016
                                                                  --------------     --------------
         Net cash provided by (used for) investing activities              9,141           (105,418)
                                                                  --------------     --------------
Cash flows from financing activities:
  Repayment of debt and capital lease obligations                           (698)            (1,264)
  Repurchase of common stock                                              (9,709)                --
  Proceeds from issuances of common stock, net                             1,000             90,735
                                                                  --------------     --------------
         Net cash provided by (used for) financing activities             (9,407)            89,471
                                                                  --------------     --------------
         Net decrease in cash and cash equivalents                       (10,096)            (3,523)
         Cash and cash equivalents, beginning of period                   31,460              6,240
                                                                  ==============     ==============
         Cash and cash equivalents, end of period                      $  21,364          $   2,717
                                                                  ==============     ==============

See accompanying notes to condensed consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: Basis of Presentation

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements set forth on pages F-1 through F-15 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1998. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1999, or any other future period.

NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                                December 27,       March 31,
                                                    1998             1998
                                               ---------------- ----------------
                                                        (In thousands)
Inventories:
   Raw materials                                        $ 7,709          $ 7,395
   Work in progress                                       6,764            5,538
   Finished goods                                         2,030            2,429
                                               ---------------- ----------------
                                                        $16,503          $15,362
                                               ================ ================
Property and equipment
   Machinery and equipment                              $57,942          $51,091
   Land, building and improvements                        2,750            2,829
   Furniture and fixtures                                 1,420            1,382
   Leasehold improvements                                 1,873            1,633
                                               ---------------- ----------------
                                                         63,985           56,935

   Less accumulated depreciation and
      amortization                                       32,456           24,159
                                               ---------------- ----------------
                                                        $31,529          $32,776
                                               ================ ================


Accrued liabilities:
   Employee compensation and benefits                   $ 2,737          $ 2,958
   Warranty                                               4,681            7,326
   Other accrued liabilities                              1,891            2,697
                                               ---------------- ----------------
                                                        $ 9,309          $12,981
                                               ================ ================

NOTE 3: Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company has not yet determined the impact of SFAS No. 133 on its financial condition or results of operations.


NOTE 4: Short Term Investments

         The Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair market value, with unrealized gains and losses reported as a component of other comprehensive income. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

         As of December 27, and March 31, 1998, cash equivalents and short-term investments classified as available-for-sale securities were as follows:

                                                December 27,      March 31,
                                                    1998            1998
                                               ---------------- --------------
                                                       (In thousands)

   Commercial paper                                 $   55,389       $ 63,341
   U.S. government securities                           12,124         28,158
                                               ---------------- --------------
                                                    $   67,513       $ 91,499
                                               ================ ==============

         As of December 27, and March 31, 1998 the estimated fair value of each investment approximated the amortized cost and, therefore, there were no significant unrealized gains or losses. At December 27, and March 31, 1998 all securities held were due in less than one year and were classified as follows:

                                                December 27,      March 31,
                                                    1998            1998
                                               ---------------- --------------
                                                       (In thousands)

   Cash equivalents                                 $   17,921       $ 23,371
   Short-term investments                               47,592         68,128
                                               ---------------- --------------
                                                    $   67,513       $ 91,499
                                               ================ ==============


NOTE 5: Earnings Per Share Computation

         Basic earnings per share ("EPS") excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months and nine months ended December 27, 1998, common equivalent shares were not included for the calculation of diluted EPS as they were considered antidilutive due to the net loss the Company experienced in those periods.

A reconciliation of basic and diluted earnings per share calculations follows:

(In thousands except per share data)
                                                Three months ended                       Three months ended
                                                 December 27, 1998                        December 28, 1997
                                         ----------------------------------       ----------------------------------
                                            Net                 Per Share            Net                 Per Share
                                            Loss      Shares      Amount           Income      Shares     Amount
                                         ----------- ---------- -----------      ------------ --------- ------------
Basic                                    $(10,294)      10,466     $(0.98)        $   6,382     10,744      $ 0.59
Effect of dilutive securities                  --           --         --                --        747          --
                                         ----------- ---------- -----------      ------------ --------- ------------
Diluted                                  $(10,294)      10,466     $(0.98)        $   6,382     11,491      $ 0.56
                                         =========== ========== ===========       =========== ========= ============


                                                 Nine months ended                        Nine months ended
                                                 December 27, 1998                        December 28, 1997
                                         ----------------------------------       ----------------------------------
                                            Net                 Per Share            Net                 Per Share
                                            Loss      Shares      Amount           Income      Shares     Amount
                                         ----------- ---------- -----------      ------------ --------- ------------
Basic                                    $(18,732)      10,702     $(1.75)        $  19,089      9,531      $ 2.00
Effect of dilutive securities                  --           --         --                --        892          --
                                         ----------- ---------- -----------      ------------ --------- ------------
Diluted                                  $(18,732)      10,702     $(1.75)        $  19,089     10,423      $ 1.83
                                         =========== ========== ===========       =========== ========= ============


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

Overview

         The Company designs, manufactures and markets highly linear single carrier and multicarrier radio frequency ("RF") power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of original equipment manufacturers ("OEMs") in the wireless infrastructure equipment market, in particular Northern Telecom Limited ("Northern Telecom"). Prior to the third quarter of fiscal 1998, the Company pursued a strategy of vertical integration in both its design and manufacturing processes. During the third quarter of fiscal 1998 the Company began outsourcing some of its higher volume printed circuit board sub-assemblies on a turnkey basis. During the second quarter of fiscal 1999, the Company made a decision to outsource its higher volume single channel power amplifiers on a turnkey basis from an offshore manufacturer and shipped its first outsourced amplifier units in the third quarter of fiscal 1999. The Company anticipates that this change in manufacturing strategy will eventually have a favorable effect on its variable versus fixed manufacturing cost ratio. However, there can be no guarantee that the shift to offshore turnkey manufacturing will have a favorable effect on the Company's gross margins. Even if the Company successfully outsources some of its manufacturing operations, the Company will continue to operate its own 4-inch wafer fabrication facility and will incur a high level of fixed costs connected to that facility. As a result, the Company will continue to depend upon substantial manufacturing volume to generate sufficient revenue to achieve profitability. In the first three quarters of fiscal 1999 and the fourth quarter of fiscal 1998, product orders fell sharply resulting in substantial losses in those quarters. There can be no assurance that the Company will not experience such fluctuations in the future. For example, the significant reduction in product revenue the Company experienced in the first three quarters of fiscal 1999 and the fourth quarter of fiscal 1998 reflects the impact of fluctuations in demand due to the softening demand in the TDMA and GSM markets and delays in build-out of the Korean PCS systems due to the unstable Asian financial markets and general economic conditions in Korea and other countries. Based on these factors, the Company anticipates lower product revenues over the next two to three quarters as compared to the average revenues realized during the first three quarters of fiscal 1998 and the Company anticipates that revenues for fiscal 1999 and possibly fiscal 2000 will be lower than revenues for fiscal 1998.

         During the nine months ended December 27, 1998, Northern Telecom, Nortel Matra Communications ("Nortel Matra"), an affiliate of Northern Telecom, QUALCOMM Incorporated ("QUALCOMM"), and LG Information and Communications Limited ("LGIC") accounted for approximately 64%, 13%, 10% and 10% of revenues, respectively. During fiscal 1998, Northern Telecom, Nortel Matra and LGIC accounted for approximately 57%, 22% and 14% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected currencies, and, therefore, LGIC or other OEMs may reduce future purchases of the Company's products.

         The  Company's  vertical  integration  strategy  in  its  semiconductor operations entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and wireless service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, inefficient material procurement and an inability to realize economies of scale.

         The  market  for  the  Company's  products  is  becoming   increasingly
competitive. The Company sells some of its power amplifier products in South Korea, as well as directly to cellular service providers in other countries, where its competitors are already established as suppliers. In addition, the Company competes with at least one other independent amplifier manufacturer for some of the product business received from Northern Telecom. This competition has resulted in, and will continue to result in, reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.


Results of Operations

         The  following  table  sets  forth for the  periods  indicated  certain statement of operations  data of the Company  expressed as a percentage of total revenues and gross margin on sales.
                                               Three months ended                Nine months ended
                                            December 27,   December 28,      December 27,   December 28,
                                                1998           1997              1998           1997
                                                ----           ----              ----           ----

    Revenues                                    100.0%         100.0%            100.0%         100.0%
                                            -----------------------------    -----------------------------
    Costs and expenses:
      Cost of sales                             103.1           71.5              89.0           71.0
      Research and development                   34.9           10.8              25.2            9.5
      Selling, general and administrative        15.8            7.2              13.9            7.0
                                            -----------------------------    -----------------------------
        Total costs and expenses                153.8           89.5             128.1           87.5
                                            -----------------------------    -----------------------------
        Operating income (loss)                 (53.8)          10.5             (28.1)          12.5
                                            -----------------------------    -----------------------------
    Interest income, net                          4.1            3.0               4.2            1.4
    Other income                                   --             --                --            1.0
                                            -----------------------------    -----------------------------
      Income (loss) before income taxes         (49.7)          13.5             (23.9)          14.9
    Income taxes                                   --             --                --            1.4
                                            -----------------------------    -----------------------------
        Net income (loss)                       (49.7)%         13.5%            (23.9)%         13.5%
                                            =============================    =============================
    Gross margin on sales                        (3.1)%         28.5%             11.0 %         29.0%

         Revenues. The Company's revenues decreased by 56% to $20.7 million for the three months ended December 27, 1998 from $47.2 million for the three months ended December 28, 1997. The Company's revenues decreased by

44% to $78.4 million for the nine months ended December 27, 1998 from $141.2 million for the nine months ended December 28, 1997. The decrease in revenues for both the three months and nine months ended December 27, 1998 when compared with the same periods of a year ago reflects decreased demand for GSM, TDMA and Korean CDMA PCS products.

         Cost of Sales. Cost of sales consists primarily of raw materials, RF semiconductor fabrication costs, amplifier assembly and test costs (including turnkey assembly services), overhead and warranty costs. The Company's cost of sales decreased by 37% to $21.4 million for the three months ended December 27, 1998 from $33.7 million for the three months ended December 28, 1997. The Company's cost of sales decreased by 30% to $69.7 million for the nine months ended December 27, 1998 from $100.2 million for the nine months ended December 28, 1997.

         A gross margin loss on sales of 3.1% was incurred for the three months ended December 27, 1998 as compared to a gross margin profit of 28.5% for the three months ended December 28, 1997. Gross margin profit on sales was 11.0% for the nine months ended December 27, 1998 as compared to 29.0% for the nine months ended December 28, 1997. The decline in gross margin for the three months and nine months ended December 27, 1998 primarily reflect insufficient absorption of fixed costs at the lower shipment volume levels and declining average sales prices.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 43% to $7.2 million in the three months ended December 27, 1998 from $5.1 million in the three months ended December 28, 1997. The Company's R&D expenses increased by 46% to $19.7 million in the nine months ended December 27, 1998 from $13.5 million in the nine months ended December 28, 1997. The increase in R&D spending in the three months ended December 27, 1998 reflects higher R&D headcount with its associated expenses, material expenditures for the prototype phase of several new products and increased investment in semiconductor R&D activities. R&D expenses as a percentage of revenues increased to 34.9% in the three months ended December 27, 1998 from 10.8% for the three months ended December 28, 1997, reflecting substantially lower revenue levels and higher absolute dollar spending in the three months ended December 27, 1998. R&D expenses as a percentage of revenues increased to 25.2% in the nine months ended December 27, 1998 from 9.5% for the nine months ended December 28, 1997, also reflecting substantially lower revenue levels and higher absolute dollar spending in the nine months ended December 27, 1998.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees, information systems costs and other expenses. The Company's SG&A expenses decreased by 4.8% to $3.3 million for the three months ended December 27, 1998 from $3.4 million for the three months ended December 28, 1997. The decline in SG&A spending for the three months ended December 27, 1998 was the result of lower outside commissions earned on lower product revenues and was partially offset by increases in depreciation expense and support costs related to upgrading the Company's internal information systems. The Company's SG&A expenses increased to $10.9 million for the nine months ended December 27, 1998 from $9.9 million for the nine months ended December 28, 1997. SG&A expenses as a percentage of revenues increased to 15.7% for the three months ended December 27, 1998 from 7.2% for the three months ended December 28, 1997 and increased to 13.9% for the nine months ended December 27, 1998 from 7.0% for the nine months ended December 28, 1997. The increase of SG&A expenses as a percentage of sales was primarily due to substantially lower revenue levels when compared to the same periods of a year ago.

         Interest Income, net. Interest income, net for the three months ended December 27, 1998 was $862,000 compared to net interest income of $1.4 million for the three months ended December 28, 1997. The decrease in net interest income for the three months ended December 27, 1998 from the same period of a year ago was the result of lower interest earned due to lower cash balances. Interest income increased to $3.3 million for the nine months ended December 27, 1998 from $2.0 million for the nine months ended December 28, 1997. The increase in net interest income for the nine months ended December 27, 1998 was attributable to interest income earned on substantially higher cash balances and short-term investments as the result of the investment of the proceeds of the Company's August 1997 public offering.

         Other Income, net. Other income of $1.5 million for the nine months ended December 28, 1997 represented the net gain realized from the cash sale of the Company's wholly owned subsidiary, AMT, to the management group and employees of AMT in April 1997. No other expense or other income was recorded during the nine months ended December 27, 1998.

         Income Taxes. Due to the losses incurred in the first three quarters of fiscal 1999, the Company did not record an income tax expense for the nine months ended December 27, 1998.


Factors Affecting Future Operating Results

         Customer Concentration. The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including Alcatel Network Systems, Inc., LM Ericsson Telephone Company ("Ericsson"), Hyundai Electronics Industries Co., Ltd., LGIC, Lucent Technologies, Inc. ("Lucent"), Motorola Corporation ("Motorola"), NEC America, Inc. ("NEC"), Northern Telecom, Nortel Matra, Nokia OY ("Nokia"), QUALCOMM,
Samsung Electronics Co., Ltd., and Siemens AG ("Siemens"). The Company's revenues are derived primarily from sales to a limited number of these OEMs. During the three months ended December 27, 1998, Northern Telecom, Nortel Matra and LGIC accounted for approximately 60%, 17% and 10% of the Company's revenues, respectively. During the nine months ended December 27, 1998, Northern Telecom, Nortel Matra, QUALCOMM and LGIC accounted for 64%, 13%, 10% and 10% of revenues, respectively. Furthermore, a substantial portion of revenues from these customers in the three and nine months ended December 27, 1998 resulted from sales of a limited number of the Company's products. The Company's top five customers accounted for 97% of its sales for the nine months ended December 27, 1998. The Company, Northern Telecom and Nortel Matra have an agreement, renegotiated annually, pursuant to which Northern Telecom and Nortel Matra, a company in which Northern Telecom has an equity investment, commit to purchase a certain volume of their annual power amplifier requirements for specified prices from the Company. There can be no assurance that Northern Telecom and Nortel Matra will continue to enter into contracts with the Company in the future or otherwise agree to purchase the same or similar levels of their power amplifier requirements from the Company or purchase their power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Northern Telecom and Nortel Matra, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Northern Telecom or any other major OEM customer, or if orders by Northern Telecom or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the recent financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea. Due to the Company's products being priced in U.S. dollars, the currency instability in Korean and other financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Northern Telecom and other major OEM customers in future periods which will result in declining average sales prices for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; and changes in inventory levels; and the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. There can be no assurance that the Company will not experience demand fluctuations in the future, and, in fact, the Company has experienced reductions in product revenues in both the fourth quarter of fiscal 1998 and the first three quarters of fiscal 1999. The Company anticipates lower product revenues over the next two to three quarters when compared to the average revenue realized during the first three quarters of fiscal 1998 as a result of softening demand in the TDMA and GSM markets and delays in Korean PCS demand due to general economic conditions in Korea and other Asian countries. Although the Company recently began to outsource certain of its manufacturing operations, the Company still operates its own 4-inch wafer fabrication facility which contributes a significant amount of fixed costs to its ongoing operating expense levels. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and these expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that those OEMs that purchase from third party amplifier vendors are sometimes reluctant to switch once committed to a particular merchant vendor. Consequently, the Company may have only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant RF amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected. For example, the failure of the Company to reach an agreement with Northern Telecom and Nortel Matra that provides for similar levels of purchases could have a material adverse effect on the Company.

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

         Product Quality, Performance and Reliability. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. RF semiconductors as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems and from time to time has repaired or replaced products that malfunction due to previously undetected defects or that do not meet customers' expectations for performance although the product is within specifications. In addition, multicarrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. There can be no assurance that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's use of contract manufacturers to produce certain of its products may increase the difficulty of controlling the quality of the Company's products.

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including cast housings, printed circuit boards, specialized RF components and specialized subassemblies. The Company purchases these components and services on a purchase order basis. The Company does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Furthermore, the Company began outsourcing some of its higher volume power amplifiers at an offshore independent subcontractor's facility during the third fiscal quarter of 1999. The Company's reliance on its existing sole sources and its migration to an outsource turnkey manufacturing strategy entails certain risks, including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or its turnkey subcontractors, the Company would be required to requalify the components or amplifiers with new vendors or subcontractors, respectively. Any inability of the Company to obtain timely deliveries of its components or its amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining these components, and no assurance can be given that shortages will not occur in the future. In addition, there is no assurance that the Company will be able to retain turnkey subcontractors on a cost effective basis.

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

         Risks of International Sales. Sales outside of the United States were 91%, 88% and 95% of revenues for the three months ended December 27, 1998, the nine months ended December 27, 1998 and fiscal 1998, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in foreign financial markets and the recent deterioration of the underlying economic conditions in certain foreign countries will continue to have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund ("IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Microwave Power Devices, NEC and Powerwave Technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded twenty-four United States patents, and has twenty-three United States patent applications pending, including one that has been allowed but not yet formally issued. The Company also has been awarded four foreign patents and has sixteen foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

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

         The Company is currently taking steps to address the Year 2000 Issue in the following three areas: 1) the Company's internal systems, 2) the Company's products and 3) the Company's suppliers. The Company installed a new enterprise wide computer software system in July 1998 that is Year 2000 compliant and which the Company believes will increase operational and financial efficiencies and information analysis. The Company also initiated a project in September 1998 to assess the extent of the Year 2000 Issue in the remaining business systems and in the embedded systems used in its product development and manufacturing operations. Until very recently the Company's products did not contain embedded systems to which Year 2000 compliance would be necessary. With the release of some of the Company's latest products this situation has changed and date-dependency may exist. However, all of the new products are being manufactured using only hardware, software, or firmware that is currently Year 2000 compliant. In addition, certain of the materials and supplies critical to production and delivery of the Company's products are furnished by a limited number of suppliers, and in some cases a sole supplier. Part of the Company's Year 2000 Issue assessment project will identify key suppliers and assess their Year 2000 vulnerability and readiness. At this time, the Company estimates that the costs of the Year 2000 Issue assessment and required remedial work will be less than $400,000 in total. Completion of the assessment is planned for February 1999 and any necessary remedial work is planned to be completed by the end of September 1999.

     The Company believes that failure to adequately complete all remedial work necessary to resolve the Year 2000 Issue could have a material impact on operating expenses, but that the effect on revenues would not be material. The most likely effect of failures related to the Year 2000 Issue would be:

     1) Business systems--Overtime work required of Company employees and the temporary use of outside resources, to repair failed software and process transactions manually until repairs are completed.

     2) Embedded systems--Overtime work required of Company employees to shift work from machines and processes with failures to machines that continue to operate properly, and the temporary use of outside resources to repair failed processors. Also, there could be delays in product delivery where a product is dependent on a single production line.

     3) Company products--Overtime work required of Company employees to deliver corrections to any new or existing products.

The Company believes these failures to be unlikely, and has made no estimate of the potential costs, but plans to do so during February 1999. Periodic updates regarding the Year 2000 status are provided to both the Company's executive staff and the Audit Committee of the Board of Directors. The Company also recognizes the need for contingency planning, and expects to have such plans in place by September 1999. These plans could include stockpiling of components or semi-finished products to avoid product shipment delays

         Dependence on Key Personnel. The Company's ability to manage any future growth effectively will require attracting, training, motivating, managing and retaining new employees successfully as well as retaining the continued service of its key technical, marketing and management personnel. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

         Volatility of Stock Price. The market price of the shares of Common Stock has been, and is likely to continue to be, highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock fluctuated substantially during fiscal 1998, from a low of $10.75 on April 1, 1997 to a high of $66.375 on October 1, 1997. During the first nine months of fiscal 1999, the Company's stock fluctuated from a high of $19.00 in April 1998 to a low of $8.00 in October 1998. As of December 27, 1998, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $13.875.

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


Liquidity and Capital Resources

         The Company has financed its growth through its initial public offering in August 1994, a public equity offering in August 1997, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash used by operations was $9.8 million for the nine months ended December 27, 1998 while cash provided by operations in the corresponding period of fiscal 1998 was $12.4 million. Cash flow from operations for the nine months ended December 27, 1998 was negatively impacted by the reduced level and timing of shipments and slower collections from the Company's international customers.

         As of December 27, 1998, the Company had working capital of $92.2 million including $71.0 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of December 27, 1998, the Company was in compliance with all of these financial covenants. There were no borrowings outstanding against this line of credit as of December 27, 1998.

         In April 1998, the Company announced a repurchase program (the "1998 Repurchase Program") pursuant to which it may acquire up to one million shares of Common Stock in open market purchases. During the nine months ended December 27, 1998, the Company repurchased a total of 675,900 shares on the open market for a total of $9.7 million.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of December 27, 1998. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building.

         Additions to property and equipment were $9.5 million for the nine months ended December 27, 1998 as compared to $11.6 million for the nine months ended December 28, 1997. Purchases of equipment and other capital assets for the nine months ended December 27, 1998 included the purchase of new management information systems, manufacturing test equipment to support new products and engineering test equipment to support various research and development projects.

         The Company anticipates spending approximately $10 million over the next twelve months for capital additions primarily to complete its information systems infrastructure upgrades, set up automated test stations for new products and upgrade its engineering test equipment as required for new development projects. Based on the Company's current working capital position and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

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


Dated: February 9, 1999
                                          SPECTRIAN CORPORATION
                                              (Registrant)

                                           /S/ BRUCE R. WRIGHT

                         -----------------------------------------------------
                                             Bruce R. Wright
                         Executive Vice President, Finance and Administration,
                         Chief Financial Officer and Secretary
                         Principal Financial and Accounting Officer)






                                        INDEX TO EXHIBITS



   Exhibits                                                        Sequentially
                                                                   Numbered Page


       27.1 Financial Data Schedule                                     23