Form 10-K405
period 1999-03-31
SPECTRIAN CORP /CA/
filed 1999-06-14
CIK 925054

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________

                         Commission file number 0-24360


                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                            77-0023003
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


350 West Java Drive, Sunnyvale, California                       94089
 (Address of principal executive offices)                      (Zip Code)


                                 (408) 745-5400
              (Registrant's telephone number, including area code)


                                 ---------------


           Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange on
    Title of each class                                which registered
    -------------------                                ----------------
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


                  Yes _X_                      No ___


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not con-tained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 1, 1999 as reported on the Nasdaq National Market, was approximately $85,818,107. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 1, 1999, registrant had outstanding 10,217,578 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 1999 Annual Meeting of Stockholders to be held July 15, 1999.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. Spectrian Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

         Spectrian Corporation (the "Company" or "Spectrian") designs, manufactures and markets highly linear radio frequency ("RF") power amplifiers that address the needs of wireless infrastructure original equipment manufacturers ("OEMs") and their service provider customers. The Company's amplifiers have been deployed in wireless networks in over 35 countries worldwide. Spectrian's amplifiers deliver high linearity, can be cost-effectively produced in volume and support multiple transmission standards. These attributes enable service providers to improve spectrum efficiency resulting in reduced cost per subscriber, to rapidly deploy new services and to offer enhanced quality and reliability of service.

Industry Background

         The market for cellular, personal communications services ("PCS") and wireless local loop ("WLL") communications services (collectively known as "wireless" services) has grown significantly during the past decade, fueled by decreasing prices for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and RF spectrum. In addition, several developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks. Emerging bidirectional wireless data applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue generating traffic on their networks. The Strategis Group estimates that the number of wireless subscribers worldwide will grow from 288 million in 1998 to 720 million in 2003.

         The growth in wireless communications has required, and will continue to require, substantial investment by service providers in infrastructure equipment. The Yankee Group estimates that spending by wireless service providers on infrastructure equipment was approximately $27 billion in 1998 and will rise to approximately $73 billion in 2003. A typical wireless communications system comprises a geographic region containing a number of cells, each of which contains a cell site (or "base station"), which are networked to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching office of the local wireline telephone company and broadcasts calls to the wireless users within the cell. A base station contains a fixed number of RF channels; in a single carrier system, each separate channel requires a separate transceiver, single channel power amplifier and tunable cavity filter, along with an antenna to transmit the outgoing signal to the wireless telephone user. Most existing wireless systems use single channel power amplifiers. The power amplifier receives a relatively weak signal from the transceiver and significantly boosts the power of that signal so that it can be broadcast throughout the cell, which typically covers a geographic area up to five miles in radius. The RF power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal.

         Traditional cellular systems are capable of carrying only one call per channel of spectrum and are based on analog technology. This limitation combined with the continuing growth of the wireless communications market has resulted in the crowding of transmissions within the available RF spectrum.

Because the radio frequencies assigned to transmissions are fixed, service providers are seeking new methods to use the RF spectrum more efficiently to increase capacity. Analog systems are being supplanted by digital systems, which convert voice transmissions into bits of electronic information and thereby use the finite RF spectrum allocated to wireless transmissions to serve growing demand. Three dominant digital transmission modulation formats have emerged for cellular and PCS networks that are known as Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA") and Global System for Mobile Communication ("GSM"). These transmission modulation formats allow a digital network to have a call capacity of three to eight times the number of voice conversations as an analog network. Existing analog cellular networks are in the process of upgrading to digital that operate at frequencies between 800 MHZ and 1000 MHZ, and new digital cellular networks are being constructed around the world as new licenses are being awarded. In addition to the growth in digital cellular networks, 1998 continued to be a year of growth for new digital PCS networks. PCS networks may be more desirable to wireless service providers than analog networks, because such networks also allow a higher volume of calls in a given RF spectrum than analog cellular networks. PCS networks operate in the 1800 MHZ to 2000 MHZ frequency range but typically have a smaller coverage area per base station than their digital cellular counterparts. Thus PCS networks need two to three times as many base stations (and power amplifiers) as digital cellular networks. The implementation of these digital and PCS networks has resulted in an increased demand for network infrastructure equipment.

         Wireless carriers are also increasing system capacity by implementing dynamic channel allocation, which allows the service provider to automatically move available unused channels from less active base stations to busier adjacent base stations as the demand load moves, such as during commuter rush hours. Systems with dynamic channel allocation require multicarrier power amplifiers, which can simultaneously broadcast signals using multiple transmission standards over a variable number of channels. The need to increase system capacity, combined with the development of multicarrier power amplifiers, has also encouraged wireless carriers to transition from "macrocell" base stations, which typically have a five mile radius, to microcells. When the number of subscribers within the macrocell exceeds the capacity of its equipment, the cell can be split into several smaller microcells to avoid a degradation in service. The geographic range of these microcells is smaller and more microcells are required in order to increase the capacity of the overall system. Microcells require equipment that consumes less power and is less expensive at each base station than macrocells.

         Wireless carriers' ability to more effectively manage scarce spectrum resources and accommodate a larger number of subscribers is dependent on their ability to broadcast signals with high "linearity." Linearity is the degree to which amplified signals remain within their prescribed band of the spectrum with low distortion or interference from adjacent channels. In the base station, network RF power amplification is generally the source of the greatest amount of signal distortion. Consequently, obtaining RF power amplifiers with high linearity is critical to a service provider's ability to reduce interference levels and thereby increase system capacity. For example, higher network linearity is required as the industry transitions from analog to digital technologies to prevent scrambling of calls among channels when dynamic channel allocation is used. Multicarrier power amplifiers, which are critical to the use of dynamic channel allocation and microcells, require leading edge linearity technology to function properly. Substantial investment and technical expertise are required to design and manufacture single and multicarrier RF power amplifiers with high linearity, low cost, high efficiency and high reliability; all of which are critical to the network and the service.

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

         Service providers obtain their equipment from a concentrated group of large wireless infrastructure OEMs. The Company believes that Lucent Technologies, Inc. ("Lucent"), Ericsson Telephone Company ("Ericsson"), Motorola Corporation ("Motorola"), Nortel Networks ("Nortel"), and Nokia OY

("Nokia") supplied over 80% of the wireless infrastructure equipment installed worldwide in 1998. Historically, most of these OEMs manufacture base station components internally. However, in response to competition and as the performance requirements of certain components increase, many of these OEMs have begun to rely on independent sources for certain system components that must meet unique technical requirement, such as power amplifiers. To succeed in capturing orders from these OEMs, independent power amplifier suppliers must rapidly bring to market products that are highly linear, can be produced in volume cost-effectively, support multiple standards and are reliable in the field.

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

         Rapid Time to Market and Volume Manufacturing. Spectrian's design and semiconductor production processes are key elements of the Company's ability to address wireless infrastructure equipment suppliers' quantity and time to market requirements for power amplification products. The Company's ability to design and manufacture its RF semiconductors in-house is important in rapidly and cost-effectively introducing new products that meet OEMs' evolving needs. Spectrian also designs its amplifiers to be manufactured in high volumes at low cost, which the Company believes has been a competitive advantage in securing orders from its OEM customers because power amplifiers have historically been difficult to manufacture in high volumes based upon the labor intensive nature of the manufacturing process and the complexities of RF power technology. Finally, the Company's use of automated testing reduces overall manufacturing cycle times and enables the Company to deliver products in volume more rapidly.

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

         High Quality and Reliability. Spectrian strives to design its power amplifiers to be highly reliable in the field. Spectrian's integrated design and manufacturing processes are important factors contributing to its ability to develop and produce highly reliable power amplifiers. In order to further address customer requirements for amplifier quality and reliability and to ensure process quality control, Spectrian has implemented a continuous process improvement program throughout the Company and is ISO 9001 certified.

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

Spectrian Strategy

         Spectrian's objective is to achieve and maintain a leadership position as a merchant supplier of highly linear power amplifiers to wireless infrastructure OEMs and service providers worldwide. Spectrian strives to achieve product leadership through the following:

         Leadership Position in Amplification Technology. The Company intends to maintain and expand a technological leadership position by continuing to invest significant resources in research and development of amplification technology. The Company believes that its RF amplifier research and development team is among the largest and most skilled in the merchant high power RF industry. To maintain a technological leadership position, the Company believes that numerous integrated technical capabilities are required, including semiconductor design and fabrication, unique packaging concepts and components, customized linearization and correction technologies and expert RF circuit design. The Company's strategy is to continue to invest significant resources to support the Company's technology leadership in amplifier linearity, power and efficiency.

         Vertical Integration of Semiconductor and Amplifier Design. The Company has historically pursued a strategy of vertical integration of its semiconductor and amplifier design process. The design process begins with the design and development of the semiconductor die and culminates with the design and development of the power amplifier. Control of both the semiconductor and amplifier design process allow for the optimum trade off of semiconductor device performance and amplifier linearity enhancement circuitry that minimizes the overall product cost while achieving the required product specifications.

         Internal Semiconductor Manufacturing. The performance of a semiconductor device is closely tied to the wafer fabrication facility in which the devices are built. Spectrian has chosen to operate its own wafer fabrication facility to control these critical device-manufacturing processes including gold metallization, which is largely unavailable in outside foundries. In addition to tightly controlled device performance, the wafer fabrication facility improves the Company's access to a supply of RF semiconductors even in periods of high industry demand for semiconductors and intense competition for wafer fabrication capacity.

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

         Strategic Relationships with Manufacturing Partners. Since fiscal 1998, Spectrian has pursued a manufacturing strategy of outsourcing portions of its product manufacturing to contract manufacturers to decrease the manufacturing overhead and costs of its products. Use of contract manufacturers also results in increase flexibility to respond to fluctuations in product demand without incurring significant fixed costs from an in-house manufacturing staff. During this period, the Company has moved from outsourcing only a portion of its printed circuit boards to outsourcing all of its circuit board assemblies and its higher volume amplifiers on a turnkey basis to contractors solely focused on manufacturing excellence. As the manufacture of a high power RF amplifier is a complicated process, Spectrian maintains an extremely close working relationship with its contract manufacturing partners and continues to monitor and control all critical manufacturing steps.

         Relationships with Leading Worldwide Manufacturers of Wireless Infrastructure Equipment. The Company has developed relationships with certain large wireless OEMs, including Nortel Networks ("Nortel"), LG Information and Communications Limited ("LGIC") and QUALCOMM Incorporated ("QUALCOMM"), as well as certain emerging manufacturers such as Harris Corporation ("Harris"). The Company's strategy is to form lasting customer relationships by working closely with OEM customers to develop insight into their amplifier requirements and to design specific products that meet their needs, by rapidly delivering product designs and volume production, and by maintaining the confidentiality of customer technology. In addition to its current customers, the Company continues to pursue opportunities to establish relationships and provide products to other large wireless OEMs both domestically and internationally. The Company markets its products worldwide, and as of March 31, 1999, its power amplifiers had been installed in over 35 countries.

         Long Term Relationships with Wireless Service Providers Worldwide. The Company has also pursued a strategy of establishing direct relationships with certain wireless service providers offering them product solutions that were not readily available through the OEM manufacturers. The primary product solutions offered to service providers have been multicarrier products that enable the service providers to address some of the challenges of deploying high power digital base stations. In some cases, these multicarrier product solutions are required to address the complexities involved with adding digital signals to an existing analog network without decreasing the analog cell site coverage. Focus on direct sales to wireless service providers continues to be a critical component of Spectrian's diversification strategy.

         Standards and Systems Independence. The Company's products are compatible with wireless communications systems provided by various infrastructure suppliers and operate under every major domestic and international standard. By pursuing both standards and systems independence, the Company believes that Spectrian will benefit from the continuing growth of both existing and emerging wireless communications systems while reducing the risks associated with reliance on the success of one or a limited number of systems or existing or emerging industry standards. In addition to supporting every major cellular standard, the Company has developed, and is continuing to develop, products that address the needs of the PCS, WLL and emerging third generation markets.

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

         In addition to the analog and digital cellular systems discussed above, the market for PCS systems is expanding rapidly. The FCC has reallocated spectrum in the 1.85 to 1.99 gigahertz range for the provision of PCS and has conducted several rounds of auctions for the PCS spectrum. The success of PCS as a wireless service will depend in part on whether infrastructure manufacturers and service providers can reduce system manufacturing and service costs and prices sufficiently to increase significantly the rate of market penetration of potential subscribers.

         The following chart illustrates these existing and developing standards for wireless communications, and the shaded areas represent markets and/or regions served and standards supported by the Company's current product offerings.

----------------------------------------------------------------------------------------------------
                       Major Wireless Standards by Region (frequencies in MHZ)
----------------------------------------------------------------------------------------------------
                  Americas               Europe              Asia Pacific               Japan
                    (MHZ)                 (MHZ)                  (MHZ)                  (MHZ)
----------------------------------------------------------------------------------------------------
Analog           AMPS (800)          NMT (450, 900)          NMT (450, 900)            NTT (800)
Cellular                               TACS (900)              AMPS (800)            JTACS (800)
                                       AMPS (800)              TACS (900)
----------------------------------------------------------------------------------------------------
Digital          CDMA (800)            GSM (900)            CDMA (800, 900)           PDC (1500)
Cellular         TDMA (800)                                    GSM (900)              JDC (800)
                                                            TDMA (450, 800)          CDMA (800)
----------------------------------------------------------------------------------------------------
PCS              CDMA (1900)           GSM (1800)             CDMA (1900)             PHS (1900)
                 TDMA (1900)                                   GSM (1800)
                  GSM (1900)                                  CDMA (1800)
----------------------------------------------------------------------------------------------------
Broadband     IMT-2000 (2.1 GHz)    IMT-2000 (2.1 GHz)    IMT-2000 (2.1 GHz)      IMT-2000 (2.1 GHz)
                WCS (2.3 GHz)                             Korean WLL (2.4 GHz)
----------------------------------------------------------------------------------------------------


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

Products

         The Company designs highly linear amplifiers that address the specific requirements of each of its OEM customers. The Company's product strategy is to support multiple wireless systems and standards. Most existing wireless systems use single carrier power amplifiers. The following table provides a list of standards for which the Company provides single carrier amplifiers:

----------------------------------------------------------------------
           Spectrian Single Carrier Amplifier Configurations
----------------------------------------------------------------------
   Standard                    Frequency (MHZ)     Power (Watts)
----------------------------------------------------------------------

   Analog Cellular:
     AMPS, CDPD ...............  869-894             45,65
     TACS .....................  917-950              65
----------------------------------------------------------------------
   Digital Cellular:
     TDMA .....................  485-495              50
     TDMA .....................  869-894             25,50
     CDMA .....................  869-894              25
     GSM ......................  925-960              30
----------------------------------------------------------------------
   PCS:
     GSM 1800 ................. 1805-1880             30
     CDMA ..................... 1930-1990            20,25
     GSM 1900 ................. 1930-1990             30
     CDMA ..................... 1805-1870             25
----------------------------------------------------------------------
   WLL:
     Wideband CDMA ............ 2370-2400          10,20,40
----------------------------------------------------------------------
   IMT 2000:
     W-CDMA ................... 2110-2170             25
----------------------------------------------------------------------

         The Company also offers multicarrier amplification products. Multicarrier power amplifiers require significantly higher linearity than single carrier designs. The following table provides a list of the standards for which the Company provides multicarrier amplifiers:

--------------------------------------------------------------------------------
                 Spectrian Multicarrier Amplifier Configurations
--------------------------------------------------------------------------------
                                     Frequency      Power          Typical
   Standard                            (MHZ)       (Watts)     Linearity (dBc)*
---------------------------            -------     -------     -----------------
   AMPS, TDMA, CDMA, CDPD             869-894       60-350           -65
   CDMA, TDMA                        1805-1990      25-100           -55
--------------------------------------------------------------------------------

----------------
* Carrier to Intermodulation Distortion Ratio.


         The Company's amplifiers can be configured as either modules or pallets, separate plug-in amplifier units or integrated subsystems and range in price from approximately $500 to $30,000. A pallet represents the lowest level of amplifier complexity and consists of RF semiconductors mounted on a printed circuit board without a housing. A plug-in amplifier unit consists of a cast housing, which provides thermal management, and contains a RF amplifier pallet combined with a digital control interface module. A power amplifier subsystem consists of multiple cast housings and adds signal processing to enhance linearity. The Company's products are integrated into base station systems designed and/or manufactured by its OEM customers, and therefore must be engineered to be compatible with industry standards, as well as customer specifications including frequency, power and linearity.

OEM Customers, Sales and Marketing

         The Company sells power amplifiers to a limited number of OEMs in North America, Europe and Asia principally through its direct sales organization. The Company's customers include many of the world's largest manufacturers of wireless infrastructure equipment, including Nortel, LGIC and QUALCOMM. During fiscal 1999, Nortel and LGIC accounted for approximately 76% and 11% of revenues, respectively. During fiscal 1998, Nortel and LGIC accounted for approximately 79% and 14% of revenues, respectively. During fiscal 1997, Nortel accounted for approximately 75% of revenues. While Nortel continues to be the Company's dominant customer, the products the Company supplies to Nortel and the regions in which they are deployed have become more diverse. The Company expects that sales of its products will continue to be concentrated among a limited number of customers. Wireless infrastructure OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. Therefore, the Company expects to incur increasing price pressures from Nortel and its other major OEM customers in future periods which could result in declining average sales prices for the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by the failure of anticipated orders to materialize and by deferrals or cancellations of orders by its customers. If the Company were to lose Nortel or any other major customer as a customer, or if orders by Nortel or any other major OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company employs a customer focused, team based direct sales approach to satisfy the power amplification needs of its customers. Sales to large OEM customers require close account management by Company personnel and relationships at multiple levels of its customers' organizations, including management, engineering and purchasing personnel. In addition, the Company's application specific amplification products require experienced sales personnel to match the customer's amplification requirements to the Company's product capabilities. The Company believes that close technical collaboration with the customer during the design phase of new wireless infrastructure equipment is critical to the integration of its amplification products into the new equipment. The Company's integrated sales approach involves a team consisting of a business unit general manager, a senior account manager, a program manager and members of the Company's engineering department. This sales approach allows the Company's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the

Spectrian product to the customer's specification. The Company's executive officers are also involved in all aspects of the Company's relationships with its major customers and work closely with their senior management. As of March 31, 1999, the Company had a direct sales staff of six people. The Company warrants its new products against defects in design, materials and workmanship, typically for periods from 12 to 30 months.

         As part of the effort to diversify its product base, the Company began to sell multicarrier amplifier systems (including filters and combiners) directly to service providers in fiscal 1997. The Company recognizes that these sales may be in conflict with potential or current OEM sales and is willing to work with its OEM equipment suppliers so that the service provider receives a Spectrian power amplifier system directly or through the OEM. There can be no assurance that the Company's direct sales to service providers will not cause its OEM equipment suppliers to reduce orders or terminate their relationship with the Company. Any such reduction or termination could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also markets its products with the assistance of independent sales representatives in various parts of the world. The Company has one independent sales representative in the United States, three sales representatives in Europe covering Austria, Finland, France, Germany, Italy, Sweden and Switzerland, one sales representative dedicated to each of Japan and Israel and a sales supports organization in South Korea. The Company continuously evaluates whether to establish direct sales forces or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of potential sales opportunities. The
Company's  direct  sales  staff  provides  sales  direction  and  support to its international sales representatives. Sales outside of the United States represented 84%, 95% and 73% of revenues in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The Company expects that international sales will continue to account for a significant portion of its revenues.

Manufacturing

         The Company's internal manufacturing facilities consist of a 4 inch wafer fabrication and semiconductor assembly and test facility and a low volume amplifier assembly and test facility in Sunnyvale, California. The Company also utilizes a contract manufacturer to produce its high volume amplifier products on a turnkey basis.

         The Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies and overtime expenses, inefficient material procurement and an inability to realize economies of scale. These high manufacturing costs and production interruptions have had an adverse effect on the Company's results of operations. In addition, the Company has made and expects to continue to make pricing commitments to OEM customers in anticipation of achieving manufacturing cost reductions.

         The Company's operation of its manufacturing facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. Fixed costs consist primarily of occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. During periods of low demand such as evidenced in fiscal 1999, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's results of operations.

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

         Wafer Fabrication. The Company operates its own wafer fabrication facility for the production of RF semiconductors, the most important component utilized in the Company's amplifiers. As of March 31, 1999, the Company has an eight person semiconductor process engineering group responsible for continuous improvement of semiconductor processes. The Company believes that control of the semiconductor manufacturing process allows it to reduce unit costs, control quality, improve time to market delivery and most importantly increase the linearity of the RF semiconductors used in its amplifiers.

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

         Amplifier Assembly and Test. The Company's amplifier manufacturing activities consist of purchasing components, assembling and testing components and subassemblies, and integrating subassemblies into finished products for its lower volume amplifier products. The Company's amplifiers are comprised of a variety of subassemblies and components designed or specified by the Company, including housings, harnesses, cables, packaged RF semiconductors, semiconductor integrated circuits and printed circuit boards. Except for the RF semiconductors, these components and subassemblies are manufactured by third parties. During fiscal 1999, the Company began utilizing the services of a turnkey contractor to assemble its high volume amplifier products. Regardless of whether the Company assembles an amplifier in house or relies on a turnkey contractor, each of the Company's products receives extensive in process and final quality inspections and tests.

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

         The Company continues to initiate actions to reduce its manufacturing costs. The Company outsources assembly of its higher volume amplifiers on a turnkey basis. There can be no assurance that these activities will reduce costs as quickly as anticipated reductions in average selling prices of the Company's products. Any failure to achieve continued manufacturing cost reductions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has historically devoted a significant portion of its resources to research and development programs and expects to continue to do so. As of March 31, 1999, the Company had 131 people engaged in research and development. The Company's research and development expenses in fiscal 1999, fiscal 1998 and fiscal 1997 were $26.7 million, $18.6 million and $17.2 million, respectively, and represented 27%, 11% and 19%, respectively, of total revenues in those periods.

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

Patents and Proprietary Technology

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 29 United States patents and has 18 United States patent applications pending, including five that have been allowed but not yet formally issued. The Company also has been awarded four foreign patents and has fifteen foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

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

Competition

         The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers, including Nortel, LGIC and QUALCOMM, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources such as the Company. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter into the merchant market and compete directly with the Company, and at least one OEM, NEC Corporation ("NEC") has already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

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

Employees

         As of March 31, 1999, the Company had a total of 515 regular, temporary and contract employees, including 313 in manufacturing operations, 131 in research and development, 22 in sales and 49 in administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

Management

         The executive officers of the Company are and certain information about them as of June 1, 1999 is as follows:


             Name              Age                         Position
             ----              ---                         --------
Garrett A. Garrettson ......... 55     President, Chief Executive Officer
                                         and Director
Henry C. Montgomery ........... 63     Acting Chief Financial Officer Executive
Joseph M. Veni ................ 47     Vice President, and General Manager,
                                         Single Carrier Products
Timothy Heyboer ............... 49     Vice President, Advanced Technology
Christopher Menicou ........... 40     Vice President, Quality
John Pelose ................... 44     Vice President and General Manager,
                                         Multicarrier Products
David Piazza .................. 35     Vice President and General Manager,
                                         Semiconductor
William Zucker ................ 41     Vice President, Single Carrier Products


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

         Henry C. Montgomery joined the Company in May 1999 as Interim Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary. He served as Executive Vice President of SyQuest Technology, Inc., a public company engaged in the development, manufacture and sale of computer hard drives from November 1996 through July 1997. He served as president and Chief Executive Officer of New Media Corporation, a privately held company engaged in developing, manufacturing and selling PCMCIA cards for the computer industry, from March 1995 through November 1996. From March 1994 to March 1995, Mr. Montgomery served as President and Chief Executive Officer of Industrial Electric Manufacturing, Inc. Since 1980, Mr. Montgomery has been the Chairman of the Board of Montgomery Financial Services Corporation, a management consulting and financial services firm. Mr. Montgomery has served as a director of Swift Energy Company, an oil and gas company, since 1987. Mr. Montgomery received his B.A. in Economics from Miami University, Oxford, Ohio.

         Joseph M. Veni joined the Company in April 1992 as Vice President of Sales and in June 1996 was named Senior Vice President, Sales and Marketing and in December 1998 became Executive Vice President and General Manager of Single Carrier Products. From 1987 to April 1992, he was Vice President of Sales and Marketing at TTI-General Signal. Prior to that time, Mr. Veni was employed by Cushman Electronics, Inc., Halcyon Communications, Inc., ICS Group, Inc. and Western Union Telegraph Co. in various marketing and sales positions. Mr. Veni received his Associates Degree in Electronics Technology from Mt. San Antonio College.

         Timothy Heyboer joined the Company in 1986 as Director of Engineering and served in a variety of functions and divisions including product line management and the now discontinued military division. In August 1996, Mr. Heyboer was named Vice President of Amplifier Engineering of the Company. In December 1998, Mr. Heyboer was named Vice President of Advanced Technology. Prior to joining Spectrian, Mr. Heyboer was employed at Narda Western Operations, a passive microwave components company. Mr. Heyboer received his B.S.E.E. degree and his M.S.E.E. degree from University of Michigan, Ann Arbor.

         Christopher Menicou joined the Company in January 1998 as Vice President of Quality. Prior to joining Spectrian, Mr. Menicou held the position of Vice President of Quality at Credence Systems from

February 1997 until January 1998. From 1984 until 1996, Mr. Menicou held a variety of positions at LTX Corporation including Director of Quality. Mr.
Menicou  earned  his  B.S.  in  Business  Administration  from  San  Jose  State
University.

         John Pelose joined the Company in 1986 and has held senior management positions in Design Engineering, Operations and Technical Corporate Development. In December 1998, Mr. Pelose was appointed Vice President & General Manager of Multicarrier Products. Prior to joining Spectrian, Mr. Pelose held engineering management and design positions at Narda Microwave and Ford Aerospace. Mr. Pelose earned his B.S.E.E. degree from the University of California at Davis and his M.S.E.E. from Santa Clara University.

         David Piazza joined the Company in 1990. He has served in various management positions at the Company, including Director of Engineering, PCS Amplifier Products, Engineering Manager, Amplifier Products and Project Engineer. In September 1996, Mr. Piazza was named Vice President, Semiconductor R&D for the Company. Mr. Piazza received his B.S.E.E. degree from the University of California at Davis.

         William Zucker joined the Company in October 1995 as Vice President of Engineering. In August 1996, Mr. Zucker became Vice President of Product Line Management. In April 1997, he was named Vice President of Marketing and in June 1998, became Vice President of Single Carrier Products. Prior to joining the Company, Mr. Zucker held several positions at AT&T/AT&T Bell Labs, including Director of Product Management from July 1994 to October 1995 and Director of Development from November 1991 to July 1994. Mr. Zucker received his B.S.E.E. degree from Manhattan College and his S.M. in Electrical Engineering from MIT.


ITEM 2. PROPERTIES

         The Company's principal administrative, engineering and manufacturing facilities are located in two buildings of approximately 141,000 square feet in Sunnyvale, California. In November 1996, the Company entered into several agreements in connection with a transaction with respect to these properties. Pursuant to these agreements, the Company sold these properties to SPEC (CA) QRS 12-20, Inc. ("SPEC"), and pursuant to the terms of a lease agreement, SPEC agreed to lease these properties to the Company for a term of 15 years (with two options to extend the lease for up to an additional ten years). This lease agreement also provides that the Company shall have the right of first refusal to purchase the properties from SPEC upon the occurrence of certain conditions. During the first quarter of fiscal 1999, the Company entered into operating leases for an ancillary 40,000 square foot manufacturing facility in Rocklin, California and a 2,750 square foot engineering design center in Quincy, Illinois. The Rocklin facility has a sixty-two month term and expires in July 2003, and the Quincy facility has been renewed for a twelve month term that will expire in March 2000. In March 1997, through means of a limited liability company of which the Company owns 91.5%, the Company purchased a building of approximately 39,000 square feet in Sunnyvale, California located between the Company's two occupied buildings.


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


              Fiscal Year Ended March 31, 1998        High         Low
              --------------------------------        ----         ---
         First Quarter ..........................  $ 37 3/4     $ 10 3/4
         Second Quarter .........................    64 1/4       36 1/4
         Third Quarter ..........................    66 3/8       16 3/4
         Fourth Quarter .........................    20 1/2       14 5/8


              Fiscal Year Ended March 31, 1999
              --------------------------------
         First Quarter ..........................    19           13 1/2
         Second Quarter .........................    18 1/2       12
         Third Quarter ..........................    15 1/4        8
         Fourth Quarter .........................    20 5/8        8 3/4


         On June 1, 1999, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $12 7/8 per share. As of June 1, 1999 there were approximately 286 holders of record of the Company's Common Stock.


                                 DIVIDEND POLICY

         The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company has entered into a bank line of credit and the Company's agreement with such lender prohibits the payment of cash dividends without the prior written consent of the lender.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1999, are derived from the consolidated financial statements of Spectrian Corporation and its subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. The results for the fiscal year ended March 31, 1999 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements as of March 31, 1999 and March 31, 1998 and for each of the years in the three year period ended March 31, 1999 and notes thereto set forth on pages F-1 to F-15 and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                                                                Fiscal Year Ended March 31
                                                             -----------------------------------------------------------------------
                                                               1999            1998           1997            1996           1995
                                                             ---------       ---------      ---------       ---------      ---------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenues ..............................................      $  99,331       $ 168,798      $  88,252       $  72,113      $  62,478
                                                             ---------       ---------      ---------       ---------      ---------
Costs and expenses:
 Cost of product sales ................................         96,880         132,684         65,322          45,355         39,068
 Research and development .............................         26,735          18,644         17,230          14,548         11,374
 Selling, general and administrative ..................         16,315          13,014          9,299           7,450          6,784
                                                             ---------       ---------      ---------       ---------      ---------
   Total costs and expenses ...........................        139,930         164,342         91,851          67,353         57,226
                                                             ---------       ---------      ---------       ---------      ---------
   Operating income (loss) ............................        (40,599)          4,456         (3,599)          4,760          5,252
Interest income (expense), net ........................          3,687           3,335           (392)            889            391
Other income, net .....................................           --             1,530           --              --             --
                                                             ---------       ---------      ---------       ---------      ---------
   Income (loss) before income taxes ..................        (36,912)          9,321         (3,991)          5,649          5,643
Income tax expense ....................................             59             399           --               169            170
                                                             ---------       ---------      ---------       ---------      ---------
   Net income (loss) ..................................      $ (36,971)      $   8,922      $  (3,991)      $   5,480      $   5,473
                                                             =========       =========      =========       =========      =========
Net income (loss) per share:(1)
   Basic ..............................................      $   (3.50)      $    0.90          (0.49)      $    0.71      $    0.87
   Diluted ............................................      $   (3.50)           0.83          (0.49)           0.66           0.70
Shares used in computing per share amounts:(1)
   Basic ..............................................         10,568           9,881          8,150           7,684          6,300
   Diluted ............................................         10,568          10,701          8,150           8,363          7,764


                                                                                             March 31
                                                                --------------------------------------------------------------------
                                                                  1999           1998           1997           1996           1995
                                                                --------       --------       --------       --------       --------
                                                                                          (in thousands)
Balance Sheet Data:
Working capital .........................................       $ 72,399       $117,478       $ 24,062       $ 12,710       $ 28,317
Total assets ............................................        128,412        175,051         66,633         55,922         45,070
Debt and capital lease obligations, net of
 current portion(2) .....................................          4,899          5,912          7,057           --             --
Total stockholders' equity ..............................         95,968        144,342         42,466         44,838         37,056

------------------
(1) See Note 1 of Notes to Consolidated Financial Statements contained on pages F-1 to F-15 of this Annual Report on Form 10-K for the fiscal year ended March 31, 1999 for information concerning the per share computations.

(2) See Note 4 of Notes to Consolidated Financial Statements herein for a description of the Company's debt and lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These forward looking statements include, but are not limited to: the statements in the second paragraph of "Overview" regarding the impact on the Company of a loss of a major OEM customer; the statements in the analysis of "--Years ended March 31, 1999 and 1998" under "--Revenues" regarding anticipated future revenue levels; the statements in the second paragraph of "--Liquidity and Capital Resources" concerning renewal of the revolving line of credit; the statements in the last paragraph under "--Liquidity and Capital Resources" regarding the anticipated spending for capital additions in fiscal 2000 and the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements; and the statements in "Factors Affecting Future Operating Results." The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward looking statements.

Overview

         The Company designs, manufactures and markets highly linear single carrier and multicarrier power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Nortel. During fiscal 1999, the Company transitioned the assembly of its higher volume amplifier products to a contract manufacturer but continues to operate its own 4 inch wafer fabrication facility and manufacture certain of its low-volume products. As a result of its wafer fabrication facility and other manufacturing in infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to achieve profitability. In fiscal 1999, the fourth quarter of fiscal 1998 and the first quarter of fiscal 1997, product orders fell sharply resulting in substantial losses in those fiscal periods. There can be no assurance that the Company will not experience such fluctuation in the future.

         During fiscal 1999, the Company utilized a contract manufacturer to produce its high volume amplifier products on a turnkey basis but continues to assemble, test, package and ship its lower volume amplifier products at its manufacturing facilities located in Sunnyvale, California. The reasons for utilizing a contract manufacturer were to decrease the Company's manufacturing overhead and costs of its products, increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract's manufacturer focus on high volume, high quality manufacturing. The transitioning costs of manufacturing activities to the contract manufacturer in fiscal 1999 were higher than the savings from costs of products, which adversely affected the Company's gross margin for fiscal 1999. The Company does not expect that it will achieve significant cost savings, if any, from outsourcing certain of its manufacturing activities until late in fiscal 2000.

         The development and pilot production of the Company's latest cellular multicarrier product platform was completed in fiscal 1999. It is anticipated that this product family will move into full production during fiscal 2000 and will account for a portion of the Company's revenue stream.

         During fiscal 1999, Nortel and LGIC accounted for approximately 76% and 11% of revenues, respectively. During fiscal 1998, Nortel and LGIC accounted for approximately 79% and 14% of revenues, respectively. During fiscal 1997, Nortel accounted for approximately 75% of revenues. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products.

         The Company's semiconductor vertical integration strategy entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and wireless service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to realize economies of scale.

         The  market  for  the  Company's  products  is  becoming   increasingly
competitive. The Company began selling its power amplifier products in South Korea, as well as directly to cellular service providers where its competitors are already established as suppliers. In addition, the Company competes with at least one amplifier manufacturer for business from Nortel. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

Results of Operations

         The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and the gross margin on sales.


                                                    Fiscal Year Ended March 31
                                                  ----------------------------
                                                  1999        1998       1997
                                                  -----       -----      -----
Revenues ....................................     100.0%      100.0%     100.0%
                                                  -----       -----      -----
 Costs and expenses:
  Cost of sales .............................      97.6        78.6       74.0
  Research and development ..................      26.9        11.0       19.6
  Selling, general and administrative .......      16.4         7.8       10.5
                                                  -----       -----      -----
    Total costs and expenses ................     140.9        97.4      104.1
                                                  -----       -----      -----
    Operating income (loss) .................     (40.9)        2.6       (4.1)
 Interest income (expense), net .............       3.7         2.0       (0.4)
 Other income, net ..........................      --           0.9        --
                                                  -----       -----      -----
  Income (loss) before income taxes .........     (37.2)        5.5       (4.5)
 Income tax expense .........................      --           0.2        --
                                                  -----       -----      -----
  Net income (loss) .........................     (37.2)%       5.3%      (4.5)%
                                                  =====       =====      =====
 Gross margin on sales ......................       2.5%       21.4%      26.0%


Years Ended March 31, 1999 and 1998

         Revenues. The Company's revenues decreased by 41% to $99.3 million for the fiscal year ending March 31, 1999 ("fiscal 1999") from $168.8 million for the fiscal year ending March 31, 1998 ("fiscal 1998"). The decrease in revenues for fiscal 1999 reflects a significant decrease in demand, primarily by Nortel, for the Company's TDMA, GSM and PCS CDMA products.

         Cost of Sales. Cost of Sales consists primarily of turnkey amplifier costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume products and new products, raw materials, RF semiconductor fabrication costs, overhead and warranty costs. The Company's cost of sales decreased by 27% to $96.9 million for fiscal 1999 from $132.7 million for fiscal 1998. Gross margin on sales was 3% for fiscal 1999 as compared to 21% for fiscal 1998. The decline in gross margin for fiscal 1999 reflects reduced average selling prices on some of the Company's amplifier products, transition costs associated with transferring the Company's higher volume amplifier products to a contract manufacturer, costs associated with the underutilization of the Company's wafer fabrication facility due to reduced shipment volume levels in fiscal 1999, warranty costs associated with some of the Company's older products and costs associated with higher excess and obsolete inventory levels due to reduced shipment demand. In the fourth quarter of fiscal 1999, the Company had a negative gross margin of 29.6% as compared to a negative gross margin of 3.1% in the third quarter of fiscal 1999 and positive gross margins of 23.2% and 9.9%, in the second and first quarters of fiscal 1999, respectively. The significant decline in the gross margin for the fourth quarter of fiscal 1999 was attributable to costs associated with eliminating manufacturing activities locally for the Company's high volume amplifier products, increased warranty costs and higher excess and obsolete inventory levels due to lower demand.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 43.5% to $26.7 million in fiscal 1999 from $18.6 million in fiscal 1998. The increase in R&D spending in fiscal 1999 reflects increased spending in both amplifier and semiconductor R&D for personnel expenses and project development expenses. R&D expenses as a percentage of revenues increased to 26.9% in fiscal 1999 from 11.0% in fiscal 1998.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 25.4% to $16.3 million for fiscal 1999 from $13.0 million for fiscal 1998. SG&A expenses as a percentage of revenues increased to 16.4% for fiscal 1999 from 7.8% for fiscal 1998. The increase in SG&A expenses was primarily due to costs associated with the implementation of a new enterprise resource planning system and a new product data management system and additional ongoing infrastructure support and depreciation costs associated with these new systems. These costs were offset slightly by reduced outside sales commissions due to the decline in revenue in fiscal 1999.

         Interest Income (Expense), net. Interest income, net for fiscal 1999 was $3.7 million compared to net interest income of $3.3 million for fiscal 1998, reflecting slightly higher average cash and short-term investment balances in fiscal 1999 versus fiscal 1998.

         Other Income, net. In fiscal 1999, no other expense or other income was recorded. Other income of $1.5 million was recorded in the first quarter of fiscal 1998 representing the net gain realized from the cash sale of the Company's wholly owned subsidiary, American Microwave Technology, Inc. ("AMT"), to the management group and employees of AMT.

         Income Taxes. The Company recorded minimal income tax expense of $59,000 for fiscal 1999 due to the net loss incurred during the period. An income tax expense of $399,000 was recorded in fiscal 1998, reflecting the use of net operating loss carryforwards ("NOLs"). The Company's ability to use its NOLs against taxable income may be subject to restrictions and limitations under
Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.

Years Ended March 31, 1998 and 1997

         Revenues. The Company's revenues increased by 91% to $168.8 million for fiscal 1998 from $88.3 million for the fiscal year ending March 31, 1997 ("fiscal 1997"). The sizable increase in revenues for fiscal 1998 reflected a significant increase in demand in the first three fiscal quarters of 1998, primarily by Nortel, for the Company's second generation GSM and multicarrier products, single carrier TDMA products and Korean PCS CDMA products. In the fourth quarter of fiscal 1998, the Company's revenues decreased substantially to $27.6 million from $47.2 million in the immediately preceding quarter due to reduced orders from OEM customers stemming in part from the impact of the financial market and economic turmoil in parts of Asia, particularly Korea.

         Cost of Sales. The Company's cost of sales increased by 103% to $132.7 million for fiscal 1998 from $65.3 million for fiscal 1997. Included in the cost of sales were costs associated with the rapid increase in manufacturing volume for new products and costs associated with discontinuing older products. Gross margin on sales was 21% for fiscal 1998 as compared to 26% for fiscal 1997. The decline in gross margin for fiscal 1998 primarily reflects costs associated with steep new product volume manufacturing growth including investment in overhead infrastructure and automated test equipment, premium costs associated with materials procurement and logistics, excess and obsolete inventories and product warranty costs. In the fourth quarter of fiscal 1998, the Company had negative gross margin of 17.4% as compared to positive gross margins of 28.5% and 27.2% in the third quarter of fiscal 1998 and the fourth quarter of fiscal 1997, respectively. The decline in the gross margin for the fourth quarter of fiscal 1998 was attributable to increased material, warranty, excess and obsolete inventory costs that were not reduced proportionately to revenues.

         Research and Development. The Company's R&D expenses increased by 8% to $18.6 million in fiscal 1998 from $17.2 million in fiscal 1997. R&D spending in fiscal 1997 included development costs for the Company's 4 inch wafer fabrication facility. The increase in R&D spending in fiscal 1998 reflects increased spending in both amplifier and semiconductor R&D for personnel expenses and project development expenses. R&D expenses as a percentage of revenues decreased to 11.0% in fiscal 1998 from 19.6% in fiscal 1997, reflecting the substantially higher revenue levels in fiscal 1998.

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

Liquidity and Capital Resources

         The Company has financed its growth through its initial public offering in August 1994, a public equity offering in August 1997, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash used by operations was $12.3 million in fiscal 1999 while cash provided by operations was $16.6 million in fiscal 1998. The cash used by operations in fiscal 1999 is primarily attributable to the net losses incurred in fiscal 1999. The cash provided by operations for fiscal 1998 was principally generated by the Company's profits over the first three quarters of the fiscal year. The cash used by operations in fiscal 1997 was principally for purchasing inventory to support production growth for increasing product shipment volumes.

         As of March 31, 1999, the Company had working capital of $72.4 million including $62.7 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. As of March 31, 1999, the Company was in compliance with all of these financial covenants with the exception of the profitability covenant. The lender granted a waiver to the Company with respect to such profitability covenant. There were no borrowings outstanding against this line of credit as of March 31, 1999.

         In April 1998, the Company announced a repurchase program pursuant to which it could acquire up to one million shares of Common Stock in open market purchases. The Company repurchased a total of one million shares during the third and fourth quarters of fiscal 1999 on the open market for a total purchase price of $14.8 million.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of March 31, 1999. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its future facilities expansion.

         Additions to property and equipment were $11.3 million for fiscal 1999 and $18.0 million in fiscal 1998. Capital additions for fiscal 1999 included the purchase of new corporate management information systems software, manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

         The Company anticipates spending approximately $10 million over the next 12 months for capital additions primarily to support manufacturing test requirements, development projects and facilities expansion. Based on the Company's current working capital position, the cash flows the Company expects to generate from fiscal 2000 operations and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Nortel. The wireless infrastructure equipment market is dominated by a small number of large OEMs, including Ericsson, Lucent, Motorola, Nortel and Siemens AG. The Company's revenues are derived primarily from sales to a limited number of these OEMs, in particular, Nortel. During fiscal 1999, Nortel and LGIC accounted for approximately 76% and 11% of revenues, respectively. During fiscal 1998 Nortel and LGIC accounted for approximately 79% and 14% of revenues, respectively. During fiscal 1997, Nortel accounted for approximately 75% of revenues. Furthermore, a substantial portion of revenues from Nortel in fiscal 1999, fiscal 1998 and fiscal 1997 resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company and Nortel have an agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. There can be no assurance that Nortel will continue to enter into contracts with the Company in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Company or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Nortel, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel and other major OEM customers in future periods, which could result in declining average sales prices for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; and changes in inventory levels; and most recently, the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in fiscal 1999 and the latter part of fiscal 1998, caused significant fluctuations in the Company's product sales during that period of time as a result of softening demand in the TOMA, GSM and CDMA PCS markets. There can be no assurance that the Company will not experience such fluctuations in the future, and, in fact, the Company experienced a significant reduction in product revenue in fiscal 1999. The Company does not believe that demand for its products will return to fiscal 1998 levels during fiscal 2000, if at all, or that the Company will have the revenue levels and growth it experienced in fiscal 1998 during fiscal 2000, if at all. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that those OEMs that purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant RF amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected. For example, the Company's failure to reach an agreement with Nortel that provides for similar levels of purchases could have a material adverse effect on the Company.

         Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. For example, continued softening of demand in the TDMA, GSM or PCS markets or failure of another modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

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

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including turnkey amplifier assemblies, subassemblies, cast housings, printed circuit boards and specialized RF components. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors.

Furthermore, the Company began outsourcing assembly of some of its higher volume power amplifiers to a contract manufacturer during the third quarterly of fiscal 1999. The Company's reliance units sole sources and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturers, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

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

         Risks of International Sales. Sales outside of the United States represented 84%, 95% and 73% of revenues in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the current turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Market for the Company's Products Is Highly Competitive. The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers, including Nortel, LGIC and QUALCOMM, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter the merchant market and compete directly with the Company, and at least one OEM, NEC, has already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

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

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 29 United States patents, and has 18 United States patent applications pending, including five that have been allowed but not yet formally issued. The Company also has been awarded four foreign patents and has fifteen foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

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

         Government Regulation of Communications Industry. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by the Company's OEM customers. These delays have had in the past, and in the future may have, a material adverse effect on the sale of products by the Company to such OEM customers.

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

         Management of Growth; Dependence on Key Personnel. The Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular its manufacturing operations, to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. For example, the Company's Executive Vice President of Operations and Chief Operating Officer resigned in late fiscal 1999. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees and such losses could have a material adverse effect on the Company.

         Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock has fluctuated significantly in the past. During fiscal 1998, the market price fluctuated from a low of $10.75 to a high of $66.375. During fiscal 1999, the market price of the Company's Common Stock fluctuated from a low of $8 to a high of $20.675. On June 1, 1999, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $12.875.

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

Year 2000 Readiness

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

         The Company has taken steps to address the Year 2000 Issue in the following three areas: 1) the Company's internal systems, 2) the Company's products and 3) the Company's suppliers. All networks, desktops, application servers and operating systems have been found compliant and/or remediation is complete. With respect to business applications software, the Company installed a new enterprise wide computer software system in July 1998 that has been tested and is Year 2000 compliant. The Company also initiated a project in September 1998 to assess the extent of the Year 2000 Issue in the remaining business systems and in the embedded systems used its product development and manufacturing operations. The remaining business systems have been assessed and remediation is ninety-nine percent complete. Until very recently the Company's products did not contain embedded systems to which Year 2000 compliance would be necessary. The Company's latest multicarrier product does include date stamp functionality and has been determined to be Year 2000 compliant. All of the new products are being manufactured using only hardware, software, or firmware that is currently Year 2000 compliant. In addition, certain of the materials and supplies critical to production and delivery of the Company's products are furnished by a limited number of suppliers, and in some cases a sole supplier. Surveys have been sent to all suppliers. Key suppliers to the Company and its contract manufacturer, GSS/Array Technology, have been identified and are being targeted for follow-up audit and development of contingency plans as appropriate. At this time, the Company estimates that the costs of the Year 2000 Issue assessment and required remedial work will be less than $350,000 in total. Any necessary remedial work is planned to be completed by the end of September 1999.

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

                  2) Embedded systems--Overtime work required of Company employees to shift work from machines and processes with failures to machines that continue to operate properly, and the temporary use of outside resources to repair failed machines and processes. Also, there could be delays in product delivery where a product is dependent on a single production line.

                  3)  Company   products--Overtime   work  required  of  Company
         employees to deliver corrections to any new or existing products.

                  4) Contract Manufacturer--Spectrian will reactivate its Sunnyvale production facility to bridge the short-fall in the event the contract manufacturer cannot produce and deliver products. A predefined quantity of buffer stock will offset the Sunnyvale facility's ramp up period.

         The Company believes these failures to be unlikely. Periodic updates regarding the Year 2000 status are provided to both the Company's executive staff and the Audit Committee of the Board of Directors. The Company also recognizes the need for contingency planning, and expects to have such plans in place by September 1999. These plans could include stockpiling of components or semi-finished products to avoid product shipment delays.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality institutions and limit the amount of credit exposure to any one issuer.
We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from 1 to 40 years. The table below presents the amounts and related weighted interest rates of our short-term investments at March 31, 1999:

                                                   Average        Amortized      Fair
                                                interest rate       cost         value
                                                ---------------   -----------   ---------
Fixed rate                                          6.60%         $36,280       $36,417
                                                                                ========
   Contractual maturity dates 1 to 5 years                                      $28,117
   Contractual maturity dates 5 to 10 years                                          --
   Contractual maturity dates over 10 years                                       8,300
                                                                                --------
                                                                                $36,417
                                                                                ========


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in
Part I of this Report in "Business--Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements

         The following consolidated financial statements are incorporated by reference in Item 8 of this Report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets, March 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997

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

         (a)(3) Exhibits


   3.5(14)     Certificate of Incorporation of Registrant.
   3.6(15)     Bylaws of Registrant.
   4.1(11)     Amended and Restated Preferred Shares Rights Agreement of January
               15, 1997,  between the  Registrant  and  ChaseMellon  Shareholder
               Services,  L.L.C.,  as  amended,  including  the  form of  Rights
               Certificate and the Certificate of Determination,  the Summary of
               Rights attached thereto as Exhibits A, B and C, respectively.
   4.1.1(11)   Letter Agreement to amend Preferred Shares Rights Agreement dated as of January 15, 1997 between the Registrant and Kopp Investment
               Advisors, Inc.
  10.2(8)      1992 Stock Plan, as amended.
  10.4(8)      1994 Director Option Plan and form of agreement thereunder.
  10.7(14)     Amended and Restated Business Loan Agreement  between  Registrant and Silicon  Valley Bank dated  February  11, 1997 and  ancillary documents thereto.
  10.13+(4)    Hardware Supply  Agreement  dated April 6, 1995 between  Northern
               Telecom Limited and Registrant
  10.16(5)     Purchase and Sale Agreement  between  Metropolitan Life Insurance
               Company and Registrant.
  10.17+(6)    Development and Supply Agreement  between  QUALCOMM  Incorporated and Registrant.
  10.18+(7)    Purchasing  Agreement between Airnet  Communications  Corporation and Registrant.
  10.19(8)     Employment   Agreement   between   Garrett  A.   Garrettson   and
               Registrant.
  10.21(9)     Term Loan Agreement between Silicon Valley Bank and Registrant
  10.22(10)    Lease  Agreement  dated  November 19, 1996 between the Registrant and SPEC (CA) QRS 12-20, Inc.
  10.23(10)    Bill of Sale dated  November 19, 1996 by the  Registrant  to SPEC
               (CA) QRS 12-20, Inc.
  10.26(13)    Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
  10.27(13)    Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.

  10.28(13)    Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
  10.30(13)    Stock Option  Agreement  dated March 20, 1997 between  Registrant and Michael Morrione.
  10.32(15)    Form of Indemnification Agreement with directors and officers.
  10.33(16)    1998 Nonstatutory Stock Option Plan.
  10.34(17)    1998 Employee Stock Purchase Plan.
  10.35(18)    Lease Agreement between Registrant and Ellington Development Inc.
               dated April 13, 1998.
  10.36        Separation  Agreement dated March 23, 1999 between the Registrant and Stephen B. Greenspan.
  10.37        Separation Agreement dated May 7, 1999 between the Registrant and
               Bruce R. Wright. Henry C. Montgomery.
  23.1         Consent of KPMG LLP.
  24.1         Power of Attorney (included on page 32).
  27.1         Financial Data Schedule.

------------
 + Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
 4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
 5 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.
 6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 7 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995.
 8 Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333--38561) as filed with the Securities and Exchange Commission on October 23, 1997.
 9 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
10    Incorporated by reference to the Registrant's  Form 8-K dated November 19,
      1996.
11 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.
13 Incorporated by reference to exhibits filed with Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on October 21, 1997.
14 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.
15 Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated October 10, 1997.
16 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-49081) as filed with the Securities and Exchange Commission on April 1, 1998.
17 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1998 as filed with the Securities and Exchange Commission on May 27, 1998.
18 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.


         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

         (c) Exhibits. See Item 14(a)(3) above.

         (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SPECTRIAN CORPORATION

                                            By: /s/ Garrett A. Garrettson
                                                --------------------------------
                                                Garrett A. Garrettson
                                                President, Chief Executive
                                                Officer and Director

Date: June 11, 1999


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Garrett A. Garrettson and Henry C. Montgomery, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                             Title                    Date
         ---------                             -----                    ----


   /s/ Garrett A. Garrettson       President, Chief Executive      June 11, 1999
------------------------------       Officer and Director
       Garrett A. Garrettson         (Principal Executive Officer)


    /s/ Henry C. Montgomery        Executive Vice President,       June 11, 1999
------------------------------       Finance and Administration,
       Henry C. Montgomery           Chief Financial Officer and
                                     Secretary (Principal
                                     Accounting Officer)


    /s/ James A. Cole
------------------------------     Director                        June 11, 1999
       James A. Cole


    /s/ Martin Cooper
------------------------------     Director                        June 11, 1999
       Martin Cooper


    /s/ Charles D. Kissner
------------------------------     Director                        June 11, 1999
       Charles D. Kissner


    /s/ Robert A. Shaner
------------------------------     Director                        June 11, 1999
      Robert W. Shaner


   /s/ Robert C. Wilson
------------------------------     Director                        June 11, 1999
      Robert C. Wilson


    /s/ Eric A. Young
------------------------------     Director                        June 11, 1999
      Eric A Young

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report .............................................   F-2
Consolidated Balance Sheets ..............................................   F-3
Consolidated Statements of Operations and Other
  Comprehensive Income (Loss) ............................................   F-4
Consolidated Statements of Stockholders' Equity ..........................   F-5
Consolidated Statements of Cash Flows ....................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Spectrian Corporation:


         We have audited the accompanying consolidated balance sheets of Spectrian Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations and other comprehensive income
(loss), stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrian Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                          KPMG LLP

Mountain View, California
April 29, 1999

                                               SPECTRIAN CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                  (In thousands, except share data)

                                                                                                              March 31,
                                                                                                    -------------------------------
                                                                                                      1999                  1998
                                                                                                    ---------             ---------
Assets
Current assets:
   Cash and cash equivalents ...........................................................            $  26,254             $  31,460
   Short-term investments ..............................................................               36,417                68,128
   Accounts receivable, less allowance for doubtful accounts of
    $388 and $376, respectively ........................................................               12,983                21,123
   Inventories .........................................................................               20,826                15,362
   Prepaid expenses and other current assets ...........................................                3,464                 6,202
                                                                                                    ---------             ---------
      Total current assets .............................................................               99,944               142,275
Property and equipment, net ............................................................               28,468                32,776
                                                                                                    ---------             ---------
                                                                                                    $ 128,412             $ 175,051
                                                                                                    =========             =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ....................................................................            $   8,058             $  10,456
   Accrued liabilities .................................................................               17,884                12,981
   Current portion of debt obligations .................................................                1,603                 1,360
                                                                                                    ---------             ---------
      Total current liabilities ........................................................               27,545                24,797
Debt obligations, net of current portion ...............................................                4,899                 5,912
                                                                                                    ---------             ---------
      Total liabilities ................................................................               32,444                30,709
                                                                                                    ---------             ---------
Stockholders' equity:
   Common stock, $0.001 par value, 20,000,000 shares authorized;
    11,102,333 and 10,904,077 shares issued, respectively;
    10,102,333 and 10,904,077 shares outstanding, respectively .........................                   10                    10
   Additional paid-in capital ..........................................................              149,588               146,827
   Treasury stock, 1,000,000 shares of common stock held ...............................              (14,789)                 --
   Deferred stock-based compensation ...................................................                 --                    (609)
   Accumulated other comprehensive income ..............................................                  137                   121
   Accumulated deficit .................................................................              (38,978)               (2,007)
                                                                                                    ---------             ---------
      Total stockholders' equity .......................................................               95,968               144,342
                                                                                                    ---------             ---------
                                                                                                    $ 128,412             $ 175,051
                                                                                                    =========             =========

See accompanying notes to consolidated financial statements

                                               SPECTRIAN CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                (In thousands, except per share data)

                                                                                             Year ended March 31,
                                                                               ----------------------------------------------------
                                                                                 1999                  1998                 1997
                                                                               ---------             ---------            ---------
Revenues ..........................................................            $  99,331             $ 168,798            $  88,252
                                                                               ---------             ---------            ---------
Costs and expenses:
   Cost of product sales ..........................................               96,880               132,684               65,322
   Research and development .......................................               26,735                18,644               17,230
   Selling, general and administrative ............................               16,315                13,014                9,299
                                                                               ---------             ---------            ---------
                                                                                 139,930               164,342               91,851
                                                                               ---------             ---------            ---------
      Operating income (loss) .....................................              (40,599)                4,456               (3,599)
Interest income (expense), net ....................................                3,687                 3,335                 (392)
Other income, net .................................................                 --                   1,530                 --
                                                                               ---------             ---------            ---------
      Income (loss) before income taxes ...........................              (36,912)                9,321               (3,991)
Income tax expense ................................................                   59                   399                 --
                                                                               ---------             ---------            ---------
      Net income (loss) ...........................................              (36,971)                8,922               (3,991)
                                                                               ---------             ---------            ---------
Other comprehensive income (loss):
      Unrealized gain (loss) on
       short-term investments .....................................                   16                   121                   (2)
                                                                               ---------             ---------            ---------
Comprehensive income (loss) .......................................            $ (36,955)            $   9,043            $  (3,993)
                                                                               =========             =========            =========
Net income (loss) per share:
   Basic ..........................................................            $   (3.50)            $    0.90            $   (0.49)
   Diluted ........................................................            $   (3.50)            $    0.83            $   (0.49)
Shares used in computing per share amounts:
   Basic ..........................................................               10,568                 9,881                8,150
   Diluted ........................................................               10,568                10,701                8,150

See accompanying notes to consolidated financial statements

                                               SPECTRIAN CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (In thousands, except share data)

                                                           Common Stock                                                   Deferred
                                                   ----------------------------       Paid-In           Treasury        Compensation
                                                     Shares           Amount          Capital            Stock            Expense
                                                   -----------      -----------      -----------      -----------       -----------
Balances as of March 31, 1996 ...............        8,014,525      $         8      $    51,948      $      --         $      (182)
Exercise of stock options ...................          114,671             --                276             --                --
Employee stock purchase plan ................          136,034             --              1,163             --                --
Stock-based compensation ....................             --               --               --               --                 182
Unrealized losses on investments ............             --               --               --               --                --
Net loss ....................................             --               --               --               --                --
                                                   -----------      -----------      -----------      -----------       -----------
Balances as of March 31, 1997 ...............        8,265,230                8           53,387             --                --
Exercise of stock options ...................          431,470             --              5,589             --                --
Employee stock purchase plan ................          207,377             --              1,604             --                --
Public offering, net of
  $4,969 expenses ...........................        2,000,000                2           85,029             --                --
Deferred stock-based compensation ...........             --               --              1,218             --              (1,218)
Stock-based compensation expense ............             --               --               --               --                 609
Unrealized gains on investments .............             --               --               --               --                --
Net income ..................................             --               --               --               --                --
                                                   -----------      -----------      -----------      -----------       -----------
Balances as of March 31, 1998 ...............       10,904,077               10          146,827             --                (609)
Exercise of stock options ...................          136,981             --              1,223             --                --
Employee stock purchase plan ................           61,275             --                541             --                --
Purchase of treasury stock ..................             --               --               --            (14,789)             --
Deferred stock-based compensation ...........             --               --                997             --                (997)
Stock-based compensation expense ............             --               --               --               --               1,606
Unrealized gains on investments .............             --               --               --               --                --
Net loss ....................................             --               --               --               --                --
                                                   -----------      -----------      -----------      -----------       -----------
Balances as of March 31, 1999 ...............       11,102,333      $        10      $   149,588      $   (14,789)      $      --


                                                 Accumulated
                                                     Other                             Total
                                                 Comprehensive      Accumulated     Stockholders'
                                                     Income           Deficit          Equity
                                                   -----------      -----------      -----------

Balances as of March 31, 1996 ...............      $         2      $    (6,938)     $    44,838
Exercise of stock options ...................             --               --                276
Employee stock purchase plan ................             --               --              1,163
Stock-based compensation ....................             --               --                182
Unrealized losses on investments ............               (2)            --                 (2)
Net loss ....................................             --             (3,991)          (3,991)
                                                   -----------      -----------      -----------
Balances as of March 31, 1997 ...............             --            (10,929)          42,466
Exercise of stock options ...................             --               --              5,589
Employee stock purchase plan ................             --               --              1,604
Public offering, net of
  $4,969 expenses ...........................             --               --             85,031
Deferred stock-based compensation ...........             --               --               --
Stock-based compensation expense ............             --               --                609
Unrealized gains on investments .............              121             --                121
Net income ..................................             --              8,922            8,922
                                                   -----------      -----------      -----------
Balances as of March 31, 1998 ...............              121           (2,007)         144,342
Exercise of stock options ...................             --               --              1,223
Employee stock purchase plan ................             --               --                541
Purchase of treasury stock ..................             --               --            (14,789)
Deferred stock-based compensation ...........             --               --               --
Stock-based compensation expense ............             --               --              1,606
Unrealized gains on investments .............               16             --                 16
Net loss ....................................             --            (36,971)         (36,971)
                                                   -----------      -----------      -----------
Balances as of March 31, 1999 ...............      $       137      $   (38,978)     $    95,968


See accompanying notes to consolidated financial statements

                                               SPECTRIAN CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                              Year ended March 31,
                                                                                     ----------------------------------------------
                                                                                      1999               1998               1997
                                                                                     --------           --------           --------
Cash flows from operating activities:
 Net income (loss) ........................................................          $(36,971)          $  8,922           $ (3,991)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Gain on sale of subsidiary .............................................              --               (1,530)              --
   Depreciation and amortization ..........................................            13,715              9,761              6,574
   Equipment retirements, net .............................................             1,409               --                 --
   Stock compensation expense .............................................             1,606                609                182
   Changes in operating assets and liabilities:
    Accounts receivable ...................................................             8,140            (10,051)            (3,845)
    Inventories ...........................................................            (5,464)               362            (10,072)
    Prepaid expenses and other assets .....................................             2,738               (412)            (1,386)
    Accounts payable ......................................................            (2,398)             3,141              1,137
    Accrued liabilities ...................................................             4,903              5,811              3,301
                                                                                     --------           --------           --------
      Net cash provided by (used for)
       operating activities ...............................................           (12,322)            16,613             (8,100)
                                                                                     --------           --------           --------
Cash flows from investing activities:
 Proceeds (purchases) of short-term investments, net ......................            31,727            (68,008)             3,000
 Proceeds from sale of subsidiary .........................................              --                4,016               --
 Proceeds from sale of property and equipment .............................               468               --               16,414
 Purchase of property and equipment .......................................           (11,284)           (17,953)           (16,321)
                                                                                     --------           --------           --------
      Net cash provided by (used for)
       investing activities ...............................................            20,911            (81,945)             3,093
                                                                                     --------           --------           --------
Cash flows from financing activities:
 Proceeds from real estate loan ...........................................              --                 --                2,917
 Proceeds from bank debt and equipment financing ..........................              --                 --               18,000
 Repayments of debt and capital lease obligations .........................              (770)            (1,672)           (12,272)
 Purchase of treasury stock ...............................................           (14,789)              --                 --
 Proceeds from sales of common stock, net .................................             1,764             92,224              1,439
                                                                                     --------           --------           --------
      Net cash provided by (used for)
       financing activities ...............................................           (13,795)            90,552             10,084
                                                                                     --------           --------           --------
      Net increase (decrease) in cash and
       cash equivalents ...................................................            (5,206)            25,220              5,077
      Cash and cash equivalents, beginning of year ........................            31,460              6,240              1,163
                                                                                     --------           --------           --------
      Cash and cash equivalents, end of year ..............................          $ 26,254           $ 31,460           $  6,240
                                                                                     ========           ========           ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest ...................................          $    853           $    457           $    660
 Taxes paid during the year ...............................................          $     59           $    952           $   --
 Noncash investing and financing activities:
   Equipment recorded under capital lease obligations .....................          $   --             $    307           $   --
   Deferred stock option compensation .....................................          $    997           $  1,218           $   --
   Unrealized gains on investments ........................................          $     16           $    121           $   --

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

         Concentration of Credit Risk and Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and long-term debt approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and short-term investments with high quality financial institutions.

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. When required, the Company maintains allowances for credit losses and such losses have been within management's expectations.

         Cash Equivalents and Short-Term Investments

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of commercial paper and U.S. government securities as of March 31, 1999.

         The Company has classified its investments in certain debt securities as "available-for-sale," and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At March 31, 1999 and 1998, the fair value of the Company's investments approximated cost.

         Inventories

         Inventories are stated at the lower of first-in, first-out cost or market. The company periodically reviews inventory for potential slow moving and obsolete items and writes down specific items to net realizable value as appropriate.

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

         Income Taxes

         Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

         Per Share Computations

         Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of stock options. For the years ended March 31, 1999 and March 31, 1997, 2,317,642 and 1,737,789 common equivalent shares with weighted average exercise prices of $16.75 and $13.18, respectively were not included in the calculation of diluted net income per share as they were considered antidilutive.

         A reconciliation of the basic and diluted per share calculations follows:

                                                                Year ended                                Year ended
                                                               March 31, 1999                           March 31, 1998
                                                    ------------------------------------       -------------------------------------
                                                                                   Per                                        Per
                                                      Net                         Share          Net                         Share
                                                      Loss          Shares       Amount         Income         Shares       Amount
                                                    --------       --------      -------       --------       --------      --------
Basic .......................................       $(36,971)        10,568      $ (3.50)      $  8,922          9,881      $  0.90
Effect of dilutive securities ...............           --             --          --              --              820        (0.07)
                                                    --------       --------      -------       --------       --------      --------
Diluted .....................................       $(36,971)        10,568      $ (3.50)      $  8,922         10,701      $  0.83


                                                              Year ended
                                                             March 31, 1997
                                                    ------------------------------------
                                                                                   Per
                                                      Net                         Share
                                                      Loss          Shares       Amount
                                                    --------       --------      -------
Basic ...................................           $(3,991)          8,150      $ (0.49)
Effect of dilutive securities ...........               --             --          --
                                                    --------       --------      -------
Diluted .................................           $(3,991)          8,150      $ (0.49)


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

         Accounting for Stock-Based Compensation

         The Company accounts for its stock option plans using the intrinsic value method.

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

         Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income" in a full set of general purpose financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS 130 was adopted during the year ended March 31, 1999.

         The Financial Accounting Standards Boards issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision-making purposes. The Company adopted SFAS 131 in fiscal 1999.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Available-for-sale securities at March 31, 1999 and 1998 were as follows (in thousands):

                                                                                     Amortized         Unrealized            Fair
               As of March 31, 1999                                                     Cost           Gain (Loss)           Value
               --------------------                                                    -------         ----------            -------
Government bonds & notes ..................................................            $ 8,973                 81            $ 9,054
Corporate bonds & notes ...................................................             48,936                 56             48,992
                                                                                       -------            -------            -------
                                                                                        57,909                137             58,046
Less amounts classified as cash equivalents ...............................             21,629               --               21,629
                                                                                       -------            -------            -------
Securities available for sale .............................................            $36,280                137            $36,417
                                                                                       =======            =======            =======
   Contractual maturity dates, 1 to 5 years ...............................                                                  $28,117
   Contractual maturity dates, 5 to 10 years ..............................                                                     --
   Contractual maturity dates, 10 years and over ..........................                                                    8,300
                                                                                                                             -------
                                                                                                                             $36,417
                                                                                                                             =======


                                                                                     Amortized         Unrealized            Fair
               As of March 31, 1998                                                     Cost           Gain (Loss)           Value
               --------------------                                                    -------         ----------            -------
Government bonds & notes ..................................................            $23,149                 48            $23,197
Corporate bonds & notes ...................................................             68,229                 73             68,302
                                                                                       -------            -------            -------
                                                                                        91,378                121             91,499
Less amounts classified as cash equivalents ...............................             23,371               --               23,371
                                                                                       -------            -------            -------
Securities available for sale .............................................            $68,007                121            $68,128

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

3. BALANCE SHEET COMPONENTS

         Balance sheet components at March 31, 1999 and 1998 are as follows (in thousands):


                                                                March 31,
                                                          ----------------------
                                                           1999           1998
                                                          -------        -------
Inventories:
  Raw materials ..................................        $ 9,100        $ 7,395
  Work in progress ...............................          5,701          5,538
  Finished goods .................................          6,025          2,429
                                                          -------        -------
                                                          $20,826        $15,362
                                                          =======        =======
Property and equipment:
  Machinery and equipment ........................        $58,322        $52,473
  Land, building and improvements ................          2,736          2,829
  Leasehold improvements .........................          1,957          1,633
                                                          -------        -------
                                                           63,015         56,935
  Less accumulated depreciation
    and amortization .............................         34,547         24,159
                                                          -------        -------
                                                          $28,468        $32,776
                                                          =======        =======
Accrued liabilities:
  Employee compensation and benefits .............        $ 4,672        $ 2,958
  Warranty .......................................          9,473          7,326
  Other accrued liabilities ......................          3,739          2,697
                                                          -------        -------
                                                          $17,884        $12,981
                                                          =======        =======


4. DEBT AND LEASE COMMITMENTS

         Lines of Credit

         The Company maintains a revolving line of credit under a master credit agreement with a bank. The master credit agreement contains certain financial covenants and certain restrictions on other indebtedness and payment of dividends. The line of credit, secured by a majority of the Company's assets, expires on December 1, 1999, bears interest at the bank's prime rate, and provides for borrowings and letters of credit aggregating up to $10,000,000 based on a specified percentage of eligible accounts receivable. As of March 31, 1999, the Company was in compliance with all but its quarterly profitability financial covenant for which the Company has received a waiver from its bank. As of March 31, 1999, the Company had $10,000,000 available under this line of credit with no borrowings outstanding.

         Equipment and Real Estate Loans

         In January 1997, the Company borrowed $6,000,000 secured by certain capital equipment. Under the terms of the agreement, the Company is required to make a series of uneven monthly principal payments through January 2002 ranging from $42,000 to $136,000, plus interest at a rate equal to the Treasury Rate plus 2.75%, and must maintain certain minimum working capital, net worth and other specific ratios for which the Company was in compliance as of March 31, 1999.

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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

Company makes monthly payments of principal and interest in equal amounts which are amortized over two hundred forty months with the remaining principal balance due on the maturity date. The interest rate is a variable interest rate set at the LIBOR rate plus 3.25%.

         Future minimum debt principal payments under these loans as of March 31, 1999 aggregated $6,502,000 including $1,603,000, $876,000, $1,466,000,
$177,000,  and $146,000 for the fiscal years 2000,  2001,  2002,  2003 and 2004, respectively, and $2,234,000, thereafter.

         Lease Commitments

         During fiscal 1997, the Company sold its principal facilities in Sunnyvale for $16,414,000, and leased the facilities back under a lease that has been classified as an operating lease. The lease expires in November 2011 and the quarterly rent payments are subject to Consumer Price Index adjustments on a tri-annual basis beginning in November 1999.

         In 1998, the Company entered into operating leases for an ancillary 40,000 square foot manufacturing facility in Rocklin, California and a 2,750 square foot engineering design center in Quincy, Illinois. The Rocklin facility has a sixty-two month lease term that commenced in June 1998 and expires in July 2003. The Quincy lease has been renewed for another twelve-month lease term that expires in March 2000.

         The Company leases these facilities and certain equipment under noncancelable operating leases. Future minimum lease payments under these noncancelable operating leases as of March 31, 1999 aggregated $24,600,000 including $2,404,000, $2,400,000, $2,406,000, $2,414,000 and $2,046,000 for the
fiscal years 2000,  2001,  2002, 2003 and 2004,  respectively  and  $12,930,000, thereafter. Rent expense was approximately $3,323,000, $2,530,000 and $819,000 for the years ended March 31, 1999, 1998 and 1997, respectively.


5. STOCKHOLDERS' EQUITY

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

         A total of 184,695 shares of Common Stock have been reserved for issuance under the 1992 Stock Plan as of March 31, 1999. Under the 1994 Director Option Plan, 25,000 shares were granted during fiscal 1999, and 10,000 shares of Common Stock were reserved for issuance as of March 31, 1999.

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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

         In January 1998 the Company adopted the 1998 Nonstatutory Stock Option Plan under which 400,000 shares were reserved. Under this plan, certain employees were granted stock options with exercise prices ranging from $6.59 to $16.36 that were below the $17.25 fair market value of the stock on the day of grant and were subject to a six-month vesting schedule. Stock compensation of $609,000 and $1,606,000 was recorded for these options in the fourth quarter of fiscal 1998 and the first half of fiscal 1999, respectively. In the second quarter of fiscal 1999, an additional 500,000 shares were reserved under the 1998 Nonstatutory Stock Option Plan. A total of 230,712 shares were reserved for issuance as of March 31, 1999.

         The following table summarizes option activity under the Company's various plans:


                                                                        Weighted
                                                                        Average
                                              Available                 Exercise
                                              for Grant     Options      Price
                                              ---------    ----------   --------
Outstanding as of March 31, 1996 ..........   1,191,291       936,588    $16.03
   Additional shares reserved .............     390,000          --        --
   Granted at fair market value ...........  (1,790,746)    1,790,746     14.91
   Granted in excess of fair market value .    (250,000)      250,000     14.50
   Exercised ..............................        --        (114,671)     2.50
   Canceled ...............................   1,124,874    (1,124,874)    19.69
                                              ---------    ----------
Outstanding as of March 31, 1997 ..........     665,419     1,737,789     13.18
   Additional shares reserved .............     500,000          --        --
   Granted ................................    (855,755)      855,755     25.91
   Exercised ..............................        --        (431,511)    12.87
   Canceled ...............................     138,028      (138,028)    17.45
                                              ---------    ----------
Outstanding as of March 31, 1998 ..........     447,692     2,024,005     18.34
   Additional shares reserved .............     500,000          --        --
   Granted ................................    (964,921)      964,921     13.38
   Exercised ..............................        --        (136,981)     8.93
   Canceled ...............................     534,303      (534,303)    18.64
                                              ---------    ----------
Outstanding as of March 31, 1999 ..........     517,074     2,317,642    $16.75
                                              =========    ==========


         The  following  tables  summarize   information   about  stock  options
outstanding at March 31, 1999:

                                               Weighted
                                                Average        Weighted                               Weighted
                             Number            Remaining        Average           Number              Average
   Range of               Outstanding         Contractual       Exercise        Exercisable          Exercise
Exercise Prices             Options               Life            Price           Options              Price
---------------             -------               ----            -----           -------              -----
$ 0.20- 9.50                 399,878               7.85         $    7.85           292,045            $  7.28
 10.00-12.94                 408,615               9.40             12.73            15,615              11.38
 13.13-14.38                 274,047               8.45             13.96           118,854              14.02
 14.50-14.50                 508,566               6.86             14.50           345,665              14.50
 14.56-21.25                 386,365               8.96             18.14            95,696              18.25
 21.38-64.13                 340,171               7.98             36.10           169,180              33.79
                           ---------                                              ---------
                           2,317,642               8.18         $   16.75         1,037,055            $ 15.86
                           =========                                              =========


         Using the Black-Scholes Option-Pricing Model, the per share weighted average fair market value of stock options granted during fiscal 1999, fiscal 1998 and fiscal 1997 were $10.86, $18.34 and $9.41, respectively, on the date of grant. Assumptions used with the Black-Scholes Option-Pricing Model were as

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
follows: fiscal 1999, a stock price volatility of 81%, no expected dividends, an average risk-free interest rate of 5.4% and an average expected option term of
4.4 years; for fiscal 1998, a stock price volatility of 83%, no expected dividends, an average risk-free interest rate of 5.6% and an average expected option term of 4.5 years; and for fiscal 1997, a stock price volatility of 80%, no expected dividends, an average risk-free interest rate of 6.0% and an average expected option term of 4.3 years.

         Employee Stock Purchase Plan

         In June 1998, the Company's stockholders approved the 1998 Employee Stock Purchase Plan (the "Purchase Plan") which permitted eligible employees to purchase the Company's Common Stock through payroll deductions. The Purchase Plan consisted of consecutive and overlapping 12-month offering periods, each divided into two 6-month purchase periods. The purchase price of the shares in the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of each purchase period. The Company reserved a total of 250,000 shares of common stock for issuance under this plan. The Purchase Plan has a feature whereby the number of shares reserved under the Purchase Plan are increased automatically on an annual basis by the lesser of 300,000 shares or 2% of outstanding shares of Common Stock. There were 188,725 shares of Common Stock available for issuance as of March 31, 1999. During the year ended March 31, 1999, shares totaling 61,275 were acquired under the Purchase Plan at a per share price of $9.08.

         Under SFAS No. 123, Accounting for Stock-Based Compensation, pro forma compensation cost is calculated for the fair market value of the employees' purchase rights. The per share weighted average fair market value of those purchase rights granted in fiscal 1999, fiscal 1998 and fiscal 1997, respectively, was $3.87, $4.32 and $5.14, using the Black-Scholes Option-Pricing Model with the following assumptions: for fiscal 1999, a stock price volatility of 81%, no expected dividends, risk free interest rate of 5.4% and an expected term of 0.4 years; for fiscal 1998, a stock price volatility of 83%, no expected dividends, a risk free interest rate of 5.6% and an expected term of 0.5 years; and for fiscal 1997, a stock price volatility of 80%, no expected dividends, a risk free interest rate of 6.0% and an expected term of 0.9 years.

         Pro Forma Fair Value Information

         The Company accounts for its stock options using the intrinsic value method. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and related per share amounts would have been as indicated in the pro forma amounts indicated below:

                                                    1999                1998                 1997
                                              ------------------   -----------------   ------------------
Net income (loss)             As reported      $  (36,971,000)      $   8,922,000        $  (3,991,000)
                              Pro forma        $  (40,972,163)      $  (1,870,000)       $  (8,018,000)
Earnings (loss) per share:
Basic                         As reported      $        (3.50)      $        0.90        $       (0.49)
                              Pro forma        $        (3.88)      $       (0.19)       $       (0.98)
Diluted                       As reported      $        (3.50)      $        0.83        $       (0.49)
                              Pro forma        $        (3.88)      $       (0.19)       $       (0.98)


         Pro forma net income (loss) reflects only the options granted since April 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 1, 1995 is not considered.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

6. INCOME TAXES

         Income tax expense for the years ended March 31, 1999, 1998 and 1997 differs from the amount computed by applying the federal income tax rate of 34% to pretax income (loss) from operations as a result of the following (in thousands):


                                                      Year ended March 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Federal tax (benefit) at statutory rate ....   $(12,550)   $  3,189    $ (1,357)
State tax ..................................         59        --          --
Utilization of net operating loss
 carryforwards .............................       --        (3,314)       --
Alternative minimum tax ....................       --           183        --
FSC tax expense ............................       --           215        --
Unrealized benefit from LLC loss ...........       --            44        --
Unutilized net operating losses and
 temporary differences .....................     12,093        --         1,337
Other ......................................        457          82          20
                                               --------    --------    --------
Income tax expense .........................   $     59    $    399    $   --
                                               ========    ========    ========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                March 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Deferred tax assets:
 Various accruals and reserves .......................    $  6,349     $  6,999
 Net operating loss carryforwards ....................      21,259        7,986
 Credit carryforwards ................................       6,982        6,604
                                                          --------     --------
   Total gross deferred tax assets ...................      34,590       21,589
   Less valuation allowance ..........................     (32,661)     (20,642)
                                                          --------     --------
   Total deferred tax assets .........................    $  1,929     $    947
                                                          --------     --------
Deferred tax liabilities:
 Property and equipment depreciation differences .....    $ (1,929)    $   (947)
                                                          --------     --------
   Total gross deferred tax liabilities ..............      (1,929)        (947)
                                                          --------     --------
   Net deferred tax assets ...........................    $   --       $   --
                                                          ========     ========


         As of March 31, 1999, the Company has a net operating loss carryforward of approximately $60 million and $16 million for federal and California income tax purposes, respectively. If not utilized, these carryforwards will expire in various amounts beginning in 2008 and 2004, respectively.

         The Company has research credit carryforwards of approximately $3.1 million and $2.9 million for federal and California income tax purposes, respectively. If not utilized, these carryforwards will expire in various amounts beginning in 1999. The California research credit can be carried forward indefinitely.

         The Company also has California manufacturing investment tax credit carryforwards of approximately $2.6 million for California income tax purposes which, if not utilized, will expire in 2005 through 2007.

         Included in the deferred tax assets is approximately $10.2 million of assets relating to the stock option compensation which will be credited to equity when realized.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES

7. MAJOR PRODUCT GROUPS AND RELATED REVENUE DATA

         The Company operated and reported its financial information as one vertical integrated unit in fiscal 1999, 1998 and 1997.

         The following table summarizes the annual percentage contribution to revenues by customers when sales to such customers exceeded 10% of such revenues in fiscal 1999, 1998 and 1997, and the amounts due from these customers as a percentage of total accounts receivable as of March 31, 1999 and 1998, follows:


                                             Percentage of Total Accounts
                               Revenues           Receivable as of
                               --------           ----------------
                          Year Ended March 31,        March 31,
                        ----------------------     -------------
                        1999     1998     1997     1999     1998
                        ----     ----     ----     ----     ----
         Customer A      76%      79%      75%      74%       74%
         Customer B      11%      14%      --       11%       8%


         Customers A and B are major companies in the wireless infrastructure equipment industry.

         Revenues from major product categories for the three years ended March 31, 1999 were as follows:


                                    Year ended March 31,
                                 ---------------------------
                                 1999     1998      1997
                                 ------   ------   ---------
         TDMA                     34%      34%         48%
         CDMA                     38%      27%         37%
         GSM                      18%      29%         8%
         Other                    10%      10%         7%
                                 ----     ----       ----
         Total Revenue           100%     100%        100%
                                 ====     ====       ====

         Revenues from unaffiliated customers by geographic region were as follows:


                                    Year ended March 31,
                                 ---------------------------
                                 1999     1998      1997
                                 ------   ------   ---------
         Canada                   57%      49%         57%
         United States            16%      5%          27%
         Europe                   13%      20%         13%
         Korea                    14%      26%         2%
         Other                    --       --           1%
                                 ----     ----       ----
         Total Exports           100%     100%        100%
                                 ====     ====       ====


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

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


     Allowance for     Balance at     Additions                    Balance at
   Doubtful Accounts   Beginning      Charged to                      End of
   and Sales Returns   of Period       Income       Deductions       Period
  ------------------- ------------   ------------   ------------   ------------
         1999            $376            $12            $--            $388
         1998            $365            $24            $13            $376
         1997            $339            $36            $10            $365

                                INDEX TO EXHIBITS


                                                                  Sequentially
 Exhibits                                                         Numbered Page
----------                                                       ---------------

 3.5(14)   Certificate of Incorporation of Registrant.
 3.6(15)   Bylaws of Registrant.
 4.1(11) Amended and Restated Preferred Shares Rights Agreement of January 15, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as amended, including the form of Rights Certificate and the Certificate of Determination, the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
 4.1.1(11) Letter  Agreement  to amend  Preferred  Shares  Rights
           Agreement dated as of January 15, 1997 between the Registrant and Kopp Investment Advisors, Inc.
10.2(8)    1992 Stock Plan, as amended.
10.4(8)    1994  Director  Option  Plan  and  form  of  agreement
           thereunder.
10.7(14) Amended and Restated Business Loan Agreement between Registrant and Silicon Valley Bank dated February 11, 1997 and ancillary documents thereto.
10.13+(4)  Supply  Agreement  between   Registrant  and  Northern
           Telecom Limited dated April 16, 1995.
10.16(5) Purchase and Sale Agreement between Metropolitan Life Insurance Company and Registrant.
10.17+(6)  Development  and  Supply  Agreement  between  QUALCOMM
           Incorporated and Registrant.
10.18+(7)  Purchasing  Agreement  between  Airnet  Communications
           Corporation and Registrant.
10.19(8)   Employment Agreement between Garrett A. Garrettson and
           Registrant.
10.21(9)   Term Loan  Agreement  between  Silicon Valley Bank and
           Registrant
10.22(10)  Lease  Agreement  dated  November 19, 1996 between the
           Registrant and SPEC (CA) QRS 12-20, Inc.
10.23(10)  Bill of Sale dated November 19, 1996 by the Registrant to SPEC (CA) QRS 12-20, Inc.
10.26(13)  Stock Option Agreement dated November 26, 1997 between
           Registrant and Garrett A. Garrettson.
10.28(13)  Stock Option Agreement dated November 26, 1997 between
           Registrant and Garrett A. Garrettson.
10.30(13)  Stock  Option  Agreement  dated March 20, 1997 between
           Registrant and Michael Morrione.
10.32(15)  Form of  Indemnification  Agreement with directors and officers.
10.33(16)  1998 Nonstatutory Stock Option Plan.
10.34(17)  1998 Employee Stock Purchase Plan.
10.35(18)  Lease  Agreement  between   Registrant  and  Ellington
           Development Inc. dated April 13, 1998.
10.36 Separation Agreement dated March 23, 1999 between the Registrant and Stephen B. Greenspan.
10.37 Separation Agreement dated May 7, 1999 between the Registrant and Bruce R. Wright.
23.1       Consent of KPMG LLP.
24.1       Power of Attorney (included on page 32).
27.1       Financial Data Schedule.


-----------------
+ Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

 4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
 5 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.
 6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
 7 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995.
 8 Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333--38561) as filed with the Securities and Exchange Commission on October 23, 1997.
 9 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
10   Incorporated by reference to the  Registrant's  Form 8-K dated November 19,
     1996.
11 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.
13 Incorporated by reference to exhibits filed with Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on October 21, 1997.
14 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.
15 Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated October 10, 1997.
16 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-49081) as filed with the Securities and Exchange Commission on April 1, 1998.
17 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1998 as filed with the Securities and Exchange Commission on May 27, 1998.
18 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.