Form 10-Q
period 1999-06-27
SPECTRIAN CORP /CA/
filed 1999-08-10
CIK 925054

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 27, 1999

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

                           Yes _X_                No ___


As of June 27, 1999 there were 10,229,613 shares of the Registrant's Common Stock outstanding.

================================================================================

                              SPECTRIAN CORPORATION

                                    Form 10-Q

                                      INDEX
                                                                            Page
                                                                             No.

Cover Page                                                                    1

Index                                                                         2

PART I - Financial Information

         ITEM 1 - Condensed consolidated financial statements

            Condensed consolidated balance sheets -
               June 27, 1999 and March 31, 1999                               3

            Condensed consolidated statements of operations and other
              comprehensive income - three months ended June 27, 1999
              and June 28, 1998                                               4

            Condensed consolidated statements of cash flows -
               three months ended June 27, 1999 and June 28, 1998             5

            Notes to condensed consolidated financial statements              6

         ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    10

         ITEM 3 - Quantitative and Qualitative Disclosures about
                      Market Risk                                            20

PART II - Other Information

         ITEM 1 - Legal Proceedings                                          21

         ITEM 4 - Submission of Matters to a Vote of Security Holders        22

         ITEM 6 - Exhibits and Reports on Form 8-K                           22

         Signatures                                                          23

                                                SPECTRIAN CORPORATION AND SUBSIDIARY
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands, except share data)

                                                                                                    June 27,              March 31,
                                                                                                      1999                   1999
                                                                                                    ---------             ---------
                                                                                                              (Unaudited)
Assets

Current assets:

   Cash and cash equivalents                                                                        $  19,986             $  26,254
   Short-term investments                                                                              35,805                36,417
   Accounts receivable, less allowance for doubtful
      accounts of $391and $388, respectively                                                           17,368                12,983
   Inventories                                                                                         20,493                20,826
   Prepaid expenses and other current assets                                                            3,303                 3,464
                                                                                                    ---------             ---------
        Total current assets                                                                           96,955                99,944
Property and equipment, net                                                                            25,873                28,468
                                                                                                    ---------             ---------
        Total assets                                                                                $ 122,828             $ 128,412
                                                                                                    =========             =========


Liabilities and Stockholders' Equity

Current liabilities:

   Current portion of debt obligations                                                              $   1,479             $   1,603
   Accounts payable                                                                                     8,614                 8,058
   Accrued liabilities                                                                                 13,909                17,884
                                                                                                    ---------             ---------
        Total current liabilities                                                                      24,002                27,545

Debt obligations, net of current portion                                                                4,747                 4,899
                                                                                                    ---------             ---------
        Total liabilities                                                                              28,749                32,444
                                                                                                    ---------             ---------


Stockholders' equity:

   Common stock, $0.001 par value, 20,000,000 shares authorized;
     11,229,613 and 11,102,333 shares issued, respectively;
     10,229,613 and 10,102,333 shares outstanding, respectively                                            11                    10
   Additional paid-in capital                                                                         150,860               149,588
   Treasury stock, 1,000,000 shares of common stock held                                              (14,789)              (14,789)
   Accumulated other comprehensive income (loss)                                                         (403)                  137
   Accumulated deficit                                                                                (41,600)              (38,978)
                                                                                                    ---------             ---------
        Total stockholders' equity                                                                     94,079                95,968
                                                                                                    ---------             ---------
        Total liabilities and stockholders' equity                                                  $ 122,828             $ 128,412
                                                                                                    =========             =========

See accompanying notes to condensed consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)

                                                           Three months ended
                                                         ----------------------
                                                         June 27,      June 28,
                                                           1999          1998
                                                         --------      --------
                                                              (Unaudited)

Revenues                                                 $ 31,484      $ 30,784

Costs and expenses:
   Cost of product sales                                   25,892        27,729
   Research and development                                 4,877         5,954
   Selling, general and administrative                      4,294         3,476
                                                         --------      --------
                                                           35,063        37,159
                                                         --------      --------
     Operating loss                                        (3,579)       (6,375)

Interest income, net                                          989         1,135
                                                         --------      --------
     Loss before income taxes                              (2,590)       (5,240)

Income taxes                                                   32          --
                                                         --------      --------
     Net loss                                              (2,622)       (5,240)

Other comprehensive income (loss):
     Unrealized gain (loss) on short-term
       investments                                           (493)          108
     Reclassification adjustment                              (47)          (16)
                                                         --------      --------

Comprehensive loss                                       $ (3,162)     $ (5,148)
                                                         ========      ========

Basic and diluted net loss per share                     $  (0.26)     $  (0.48)

Shares used in computing per share amounts                 10,176        10,917


See accompanying notes to condensed consolidated financial statements.

                                                SPECTRIAN CORPORATION AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                                          Three months ended
                                                                                                       ----------------------------
                                                                                                       June 27,            June 28,
                                                                                                         1999                1998
                                                                                                       --------            --------
Cash flows from operating activities:                                                                          (Unaudited)
      Net loss                                                                                         $ (2,622)           $ (5,240)
      Adjustments to reconcile net loss to net cash
        used for operating activities:
           Depreciation and amortization                                                                  3,373               2,846
           Equipment retirements, net                                                                        65                 --
           Stock compensation expense                                                                       219                 583
           Changes in operating assets and liabilities:
              Accounts receivable                                                                        (4,385)             (6,193)
              Inventories                                                                                   333              (2,068)
              Prepaid expenses and other assets                                                             161               3,261
              Accounts payable                                                                              556              (3,875)
              Accrued liabilities                                                                        (3,975)             (1,346)
                                                                                                       --------            --------
                 Net cash used for operating activities                                                  (6,275)            (12,032)
                                                                                                       --------            --------

Cash flows from investing activities:
      Proceeds of shortterm investments, net                                                                 72               7,935
      Proceeds from sales of property and equipment                                                          42                 --
      Purchases of property and equipment, net                                                             (884)             (4,506)
                                                                                                       --------            --------
                 Net cash provided by (used for) investing activities                                      (770)              3,429
                                                                                                       --------            --------

Cash flows from financing activities:
      Repayment of debt and capital lease obligations                                                      (276)               (253)
      Proceeds from sales of common stock, net                                                            1,053                 154
                                                                                                       --------            --------
                Net cash provided by (used for) financing activities                                        777                 (99)
                                                                                                       --------            --------

                Net decrease in cash and cash equivalents                                                (6,268)             (8,702)
                Cash and cash equivalents, beginning of period                                           26,254              31,460
                                                                                                       --------            --------
                Cash and cash equivalents, end of period                                               $ 19,986            $ 22,758
                                                                                                       ========            ========

See accompanying notes to condensed consolidated financial statements.

                      SPECTRIAN CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: Basis of Presentation

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-15 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1999. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2000, or any other future period.


NOTE 2: Balance Sheet Components

Balance sheet components are as follows:

                                                         June 27,      March 31,
                                                           1999          1999
                                                          -------       -------
(In thousands)                                                 (Unaudited)

Inventories:
   Raw materials                                          $ 7,769       $ 9,100
   Work in progress                                         5,987         5,701
   Finished goods                                           6,737         6,025
                                                          -------       -------
                                                          $20,493       $20,826
                                                          =======       =======

Property and equipment:
   Machinery and equipment                                $58,553       $58,322
   Land, building and improvements                          2,722         2,736
   Leasehold improvements                                   2,000         1,957
                                                          -------       -------
                                                           63,275        63,015
   Less accumulated depreciation and
      amortization                                         37,402        34,547
                                                          -------       -------
                                                          $25,873       $28,468
                                                          =======       =======

Accrued liabilities:
   Employee compensation and benefits                     $ 3,257       $ 4,672
   Warranty                                                 8,400         9,473
   Other accrued liabilities                                2,252         3,739
                                                          -------       -------
                                                          $13,909       $17,884
                                                          =======       =======

NOTE 3: Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company does not currently engage in hedging activities. The Company will adopt SFAS No. 133 in its fiscal year 2001.


NOTE 4: Short-Term Investments

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of commercial paper and U.S. government securities as of June 27, 1999.

         The Company has classified its investments in certain debt securities as "available-for-sale, and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

         As of June 27, 1999 and March 31, 1999, short-term investments classified as available-for-sale securities were as follows (unaudited):

                                                                                  Amortized           Unrealized             Fair
                  As of June 27, 1999                                               Cost              Gain (Loss)            Value
                  -------------------                                             --------           ------------           --------
                                                           (In thousands)
Government bonds & notes                                                          $ 14,292             $   (100)            $ 14,192
Corporate bonds & notes                                                             40,393                 (303)              40,090
                                                                                  --------             --------             --------
                                                                                    54,685                 (403)              54,282
Less amounts classified as cash equivalents                                         18,478                   (1)              18,477
                                                                                  --------             --------             --------
                                                                                  $ 36,207             $   (402)            $ 35,805
                                                                                  ========             ========             ========

     Contractual maturity dates, 1 to 5 years                                                                               $ 35,805
                                                                                                                            ========

                                                                                  Amortized           Unrealized             Fair
                 As of March 31, 1999                                               Cost              Gain (Loss)            Value
                 --------------------                                             --------           ------------           --------
                                                           (In thousands)
Government bonds & notes                                                          $  8,973             $     81             $  9,054
Corporate bonds & notes                                                             48,936                   56               48,992
                                                                                  --------             --------             --------
                                                                                    57,909                  137               58,046
Less amounts classified as cash equivalents                                         21,629                   --               21,629
                                                                                  --------             --------             --------
                                                                                  $ 36,280             $    137             $ 36,417
                                                                                  ========             ========             ========

     Contractual maturity dates, 1 to 5 years                                                                               $ 36,417
                                                                                                                            ========

NOTE 5: Per Share Computation

         Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of stock options. For the three months ended June 27, 1999 and June 28, 1998, common equivalent shares of 157,335 and 229,955, respectively, were not included for the calculation of diluted net loss per share as they were considered antidilutive.


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


NOTE 7: Segment Information

         Under the management approach, the Company has broken down its business into two operations based upon product type, Amplifier Products and Semiconductor Products. The Semiconductor Products operation derives virtually all of its revenues from sales to the Amplifier operation. The Company allocates operating expenses to these segments but does not allocate interest income and expense. Corporate expenses are allocated to the operating segments based on predetermined annual allocation methods. Inter-segment elimination is made in the consolidation of the two product segments in the Company's financial statements. Inventories and property and equipment are reported upon by operation. No other assets and liabilities are reported separately.

         The Company operated and reported its financial information as one vertical integrated unit in fiscal 1999. Not until the commencement of fiscal 2000 did the Company measure performance by Amplifier and Semiconductor segments. Given this, it is not practicable to report comparative information for the prior periods as it was not available.

June 27, 1999 (In thousands):

                                                 Semi-
                                    Amplifier   conductor   Other*     Total
                                    ---------   ---------   ------     -----
Revenue, external                   $ 31,471    $     13    $   --     $ 31,484
Revenue, inter-segment                   --        4,223      (4,223)       --
Amortization & depreciation            1,372         628       1,373      3,373
Pre-tax income (loss)                 (4,034)       (272)      1,684     (2,622)
Inventories                           14,713       5,780        --       20,493
Property & equipment, net              6,955       4,856      14,062     25,873


* Data in the other column included corporate elimination of inter-segment revenue, expenses, pre-tax income and assets that were not allocated to the operating sements.


June 28, 1998 (In thousands):
                                                                         Total
                                                                       --------
Revenue                                                                $ 30,784
Amortization & depreciation                                               2,846
Pre-tax income (loss)                                                    (5,240)
Inventories                                                              17,430
Property & equipment, net                                                34,436


         Revenue from unaffiliated customers by geographic region were as follows:


                                          Three months            Fiscal year
                                             ended                   ended
                                         June 27, 1999          March 31, 1999
                                         -------------          --------------
Canada                                           54%                    57%
United States                                     8%                    16%
Europe                                           24%                    13%
Korea                                            14%                    14%
                                         ------------           ------------
Total                                           100%                   100%
                                         ============           ============

                      SPECTRIAN CORPORATION AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These forward looking statements include, but are not limited to: the statements in the second paragraph of "Overview" regarding outsourcing and in the fourth paragraph regarding the impact on the Company of a loss of a major OEM customer and the impact of currency fluctuations on future revenues; the statements under "Revenues" regarding future revenue growth; the statements in the last paragraph under "Liquidity and Capital Resources" concerning renewal of the revolving line of credit and statements regarding the anticipated spending for capital additions for the remainder of fiscal 2000 and the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements; and the statements in "Factors Affecting Future Operating Results." The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements.

Overview

         The Company designs, manufactures and markets highly linear single carrier and multicarrier power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Northern Networks ("Nortel"). During fiscal 1999, the Company transitioned the assembly of its higher volume amplifier products to a contract manufacturer but continues to operate its own 4 inch wafer fabrication facility and manufacture certain of its low-volume products. As a result of its wafer fabrication facility and other manufacturing infrastructure, the Company has a higher level of fixed costs and is dependent upon substantial revenue to achieve profitability. In fiscal 1999, the fourth quarter of fiscal 1998 and the first quarter of fiscal 1997, product orders fell sharply resulting in substantial losses in those fiscal periods. There can be no assurance that the Company will not experience such fluctuation in the future.

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

         The development and pilot production of the Company's latest cellular multicarrier product platform was completed in fiscal 1999. It is anticipated that this product family will move into full production during fiscal 2000.

         During the three months ended June 27, 1999, Nortel and LG Information & Communications ("LGIC") accounted for approximately 83% and 12% of revenues, respectively. For the three months ended June 28, 1998, Nortel and Qualcomm Inc. ("QUALCOMM") accounted for approximately 78% and 14% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. If the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the financial market turmoil and an economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. Furthermore, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, for this and other reasons LGIC may reduce future purchases of the Company's products.

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


                                                          Three Months Ended
                                                       -------------------------
                                                       June 27,         June 28,
                                                         1999            1998
                                                        -----            -----
                                                              (Unaudited)
Revenue                                                 100.0%           100.0%
                                                        -----            -----
Cost and expenses:
   Cost of product sales                                 82.2             90.1
   Research and development                              15.5             19.3
   Selling, general and administrative                   13.6             11.3
                                                        -----            -----
      Total costs and expenses                          111.3            120.7
                                                        -----            -----
      Operating loss                                    (11.3)           (20.7)
Interest income, net                                      3.1              3.7
                                                        -----            -----
      Loss before income taxes                           (8.2)           (17.0)
Income taxes                                              0.1               --
                                                        -----            -----
         Net loss                                       (8.3%)          (17.0%)
                                                        =====            =====
Gross margin on sales                                   17.8%             9.9%


         Revenues. The Company's revenues increased 2% to $31.5 million for the three months ended June 27, 1999 from $30.8 million for the three months ended June 28, 1998. The increase in revenue was primarily due to higher demands for HPA and GSM 2G combined with new products, WLL and MCPA. This was partially offset by softening demand for TDMA products.

         Cost of Sales. Cost of Sales consists primarily of turnkey amplifier costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume products and new products, raw materials,

RF semiconductor fabrication costs, overhead and warranty costs. The Company's cost of sales decreased by 7% to $25.9 million for the three months ended June 27, 1999 from $27.7 million for the three months ended June 28, 1998. Gross margin on sales was 18% for the three months ended June 27, 1999 as compared to 10% for the three months ended June 28, 1998. The increase in gross margin reflects reduced operations spending and product cost reduction initiatives being aggressively pursued to improve margins in the face of declining prices.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 18% to $4.9 million in the three months ended June 27, 1999 from $6.0 million in the three months ended June 28, 1998. The decrease in R&D expenses reflects reduced expensed materials costs due to the completion of and rolling out the new MCPA products in fiscal 2000.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 24% to $4.3 million for the three months ended June 27, 1999 as compared to the three months ended June 28, 1998. Increases in SG&A expenses are principally due to added maintenance and supports for the new ERP system.

         Interest Income (Expense), Net. Interest income, net for the three months ended June 27, 1999 was $1.0 million compared to $1.1 million for the three months ended June 28, 1998. The decrease in net interest income was the result of interest income earned on substantially lower cash balances.

         Income Taxes. Due to the losses incurred in the first quarter of fiscal 2000, the Company did not record an income tax expense except the minimum state income tax expense for the three months ended June 27, 1999.

Liquidity and Capital Resources

         The Company has financed its growth through its initial public offering in August 1994, a public equity offering in August 1997, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Cash used by operations was $6.3 million for the three months ended June 27, 1999 compared to cash used by operations for the three months ended June 28, 1998 of $12.0 million. The decline in cash used by operations in the three months ended June 27, 1999 was principally a result of an increase in Accounts Receivable in line with revenue growth and reductions in accrued liabilities.

         As of June 27, 1999, the Company had working capital of $73.0 million including $55.8 million in cash, cash equivalents and short-term investments. In addition, the Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of June 27, 1999. In March 1997, the Company also secured a $3.2 million real estate loan, which expires in April 2007, for the purchase of a light industrial building for its then projected future facilities expansion.

         Additions to property and equipment were net of $0.9 million and $4.5 million for the three months ended June 27, 1999 and June 28, 1998, respectively. Capital additions for the three months ended June 27, 1999 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

         The Company anticipates spending approximately $10 million over the next twelve months for capital additions primarily to support manufacturing test requirements, development projects and facilities expansion. Based on the Company's current working capital position, the cash flows the Company expects to generate from the remainder of fiscal 2000 operations and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Nortel. The wireless infrastructure equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including Ericsson, Lucent, Motorola, Nortel and Siemens AG. The Company's revenues are derived primarily from sales to a limited number of these OEMs, in particular, Nortel. During the three months ended June 27, 1999, Nortel, Nortel Matra, and LGIC accounted for approximately 59%, 24% and 13% of revenues, respectively. During the three months ended June 28, 1998, Nortel, QUALCOMM, and Nortel Matra accounted for approximately 66%, 14% and 12% of revenues, respectively. Furthermore, a substantial portion of revenues from Nortel in fiscal 1999, fiscal 1998 and fiscal 1997 resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company and Nortel have an agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. There can be no assurance that Nortel will continue to enter into contracts with the Company in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Company or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Nortel, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products ordered by LGIC to date relate to the build-out of the Korean PCS system. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, LGIC may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel and other major OEM customers in future periods, which could result in declining average sales prices for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; changes in inventory levels; and, most recently, the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in fiscal 1999 and the latter part of fiscal 1998, caused significant fluctuations in the Company's product sales during that period of time as a result of softening demand in the TDMA, GSM and CDMA PCS markets. There can be no assurance that the Company will not experience such fluctuations in the future, and, in fact, the Company experienced a significant reduction in product revenue in fiscal 1999. The Company does not believe that demand for its products will return to fiscal 1998 levels during fiscal 2000, if at all, or that the Company will have the revenue levels and growth it experienced in fiscal 1998 during fiscal 2000, if at all. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

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

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including turnkey amplifier assemblies, subassemblies, cast housings, printed circuit boards and specialized RF components. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Furthermore, the Company began outsourcing assembly of some of its higher volume power amplifiers to a contract manufacturer during the third quarter of fiscal 1999. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance for requested deliverable. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturers, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

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

         Risks of International  Sales.  Sales outside of the United States were
92%, 75% and 84% for the three months ended June 27, 1999, the three months ended June 28, 1998 and fiscal 1999, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the current turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. The Company has been awarded 29 United States patents, and has 18 United States patent applications pending, including 5 that have been allowed but not yet formally issued. The Company also has been awarded 4 foreign patents and has 15 foreign patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

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

         Government Regulation of Communications Industry. Radio frequency transmissions and emissions, and certain equipment used in connection therewith are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by the Company's OEM customers. These delays have had in the past, and in the future may have, a material adverse effect on the sale of products by the Company to such OEM customers.

         Environmental Regulations. The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations.

         Management of Growth; Dependence on Key Personnel. The Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular its manufacturing operations, to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. During the three months ended June 27, 1999, the Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary resigned. The Company has contracted with an executive recruiting firm to search for qualified candidates. In the interim, the Company has elected Henry C. Montgomery, an experienced financial professional, as its Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary. The competition for such personnel is intense. The Company has experienced loss of key employees and such losses could have a material adverse effect on the Company.

         Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock has fluctuated significantly in the past. During fiscal 1998, the market price fluctuated from a low of $10.75 to a high of $66.375. During fiscal 1999, the market price of the Company's Common Stock fluctuated from a low of $8 to a high of $20.675. On August 6, 1999, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $11.375.

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

Year 2000 Readiness

         Many installed computer programs were written using a two-digit date field rather than four digit fields to define the applicable year. Such computer programs utilizing a two digit date fields may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities.

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

         4)  Contract  Manufacturer--Spectrian  will  reactivate  its  Sunnyvale production facility to bridge the shortfall in the event the contract manufacturer cannot produce and deliver products. A predefined quantity of buffer stock will offset the Sunnyvale facility's ramp up period.

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


ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

         The Company develops products in the United States and market its products in North America, Europe and the Asia-Pacific region. Thus, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets.

         The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from 1 to 5 years. The table below presents the amounts and related weighted interest rates of our short-term investments at June 27,1999 and March 31, 1999.


                                                         June 27,      March 31,
                                                           1999           1999
                                                          -------       -------
Average fixed interest rate                                   6.3%          6.6%
Amortized cost                                            $36,207       $36,280
Fair value                                                $35,805       $36,417
                                                          -------       -------
   Contractual maturity dates 1 to 5 years                $35,805       $36,417
                                                          -------       -------

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

ITEM 4: Submission of Matters to a Vote of Security Holders

         On July 15, 1999, the Company held its Annual Meeting of Stockholders for which it solicited votes by proxy pursuant to proxy solicitation materials first distributed on or about June 15, 1999. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions.

1. Election of Garrett A. Garrettson, James A. Cole, Martin Cooper, Charles D. Kissner, Robert W. Shaner and Robert C. Wilson as directors of the Company until the next Annual Meeting of Stockholders or until their successors are elected.

         NOMINEE                               IN FAVOR                 WITHHELD
         -------                               --------                 --------
         Garrett A. Garrettson                 8,538,576                 606,879
         James A. Cole                         8,543,196                 602,259
         Martin Cooper                         8,542,296                 603,159
         Charles D. Kissner                    8,549,296                 596,159
         Robert W. Shaner                      8,501,920                 643,535
         Robert C. Wilson                      8,550,096                 595,359

2. The amendment of the 1994 Director Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 60,000 shares:

         FOR: 7,676,843   AGAINST: 1,295,520   ABSTAIN: 173,092   NON-VOTES: -0-

3. The amendment of the 1992 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 450,000:

         FOR: 5,623,769   AGAINST: 3,349,621   ABSTAIN: 172,065   NON-VOTES: -0-

4. The ratification of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending March 31, 2000:

         FOR: 9,109,218   AGAINST:    26,010   ABSTAIN:  10,227   NON-VOTES: -0-


ITEM 6:  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

       27.1 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 10, 1999

                                                  SPECTRIAN CORPORATION
                                                     (Registrant)

                                                /S/ HENRY C. MONTGOMERY
                                    --------------------------------------------
                                                  Henry C. Montgomery
                                        Executive Vice President, Finance and
                                     Administration, Chief Financial Officer and
                                          Secretary (Principal Financial and
                                                    Accounting Officer)


                                INDEX TO EXHIBITS

                                                                   Sequentially
   Exhibits                                                        Numbered Page
   --------                                                        -------------
 27.1 Financial Data Schedule                                            24