Form 10-Q
period 1999-09-26
SPECTRIAN CORP /CA/
filed 1999-11-12
CIK 925054

=============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 ---------
                                 FORM 10-Q
                                 ---------

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                                     OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 0-24360



                          SPECTRIAN CORPORATION
          (Exact name of registrant as specified in its charter)

    DELAWARE                                       77-0023003
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


                           350 West Java Drive
                       Sunnyvale, California 94089
           (Address of principal executive offices) (Zip Code)

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



As of November 9, 1999 there were 11,448,889 shares of the Registrant's Common Stock outstanding.


===============================================================================


                           SPECTRIAN CORPORATION

                                 FORM 10-Q

                                   INDEX

                    FOR QUARTER ENDED SEPTEMBER 26, 1999


                                                                        Page
                                                                        ----

                     PART I - FINANCIAL INFORMATION

ITEM 1     Financial Statements

           Condensed Consolidated Balance Sheets -
            September 26, 1999 and March 31, 1999.......................   3

           Condensed Consolidated Statements Of Operations and Other
            Comprehensive Income (Loss) - Three Months and Six Months
            Ended September 26, 1999 and September 27, 1998.............   4

           Condensed Consolidated Statements of Cash Flows -Six
            Months Ended September 26, 1999 and September 27, 1998......   5

           Notes to Condensed Consolidated Financial Statements.........   6

ITEM 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................  10

ITEM 3     Quantitative and Qualitative Disclosures about Market Risk...  22


                      PART II - OTHER INFORMATION

ITEM 1     Legal Proceedings............................................  23

ITEM 6     Exhibits and Reports on Form 8-K.............................  23

Signatures..............................................................  24



                      PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                  SPECTRIAN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)
                               (Unaudited)

                                                   September 26,  March 31,
                                                       1999         1999
                                                   ------------  -----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $ 13,747     $ 26,254
 Short-term investments                                35,936       36,417
 Accounts receivable, less allowance for doubtful
  accounts of $414 and $388, respectively              24,797       12,983
 Inventories                                           24,275       20,826
 Prepaid expenses and other current assets              4,034        3,464
                                                     --------     --------

   Total current assets                               102,789       99,944

Property and equipment, net                            24,024       28,468
                                                     --------     --------

                                                     $126,813     $128,412
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                    $ 11,546     $  8,058
 Accrued liabilities                                   13,489       17,884
 Current portion of debt obligations                    1,356        1,603
                                                     --------     --------

   Total current liabilities                           26,391       27,545

Debt obligations, net of current portion                4,588        4,899
                                                     --------     --------

   Total liabilities                                   30,979       32,444
                                                     --------     --------

STOCKHOLDERS' EQUITY:
 Series A Participating Preferred Stock, no
  par value, 5,000,000 shares authorized; none
  issued and outstanding, respectively                      -            -
 Common stock, $0.001 par value, 20,000,000
  shares authorized; 11,309,416 and 11,102,333
  shares issued, respectively; 10,309,416 and
  10,102,333 shares outstanding, respectively              11           10
 Additional paid-in capital                           151,755      149,588
 Treasury stock, 1,000,000 shares of common
  stock held                                          (14,789)     (14,789)
 Accumulated other comprehensive income (loss)           (330)         137
 Accumulated deficit                                  (40,813)     (38,978)
                                                     --------     --------

   Total stockholders' equity                          95,834       95,968
                                                     --------     --------

                                                     $126,813     $128,412
                                                     ========     ========


See accompanying notes to condensed consolidated financial statements.

                SPECTRIAN CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                AND OTHER COMPREHENSIVE INCOME (LOSS)
                (In thousands, except per share data)
                             (Unaudited)


                           Three months ended            Six months ended
                       ---------------------------  ---------------------------
                      September, 26  September, 27  September, 26 September, 27
                           1999          1998            1999         1998
                         --------      --------        --------     ---------
REVENUES                 $ 42,967      $ 26,869        $ 74,451      $ 57,653
                         --------      --------        --------      --------

COSTS AND EXPENSES:
 Cost of sales             32,676        20,629          58,568        48,357
 Research and development   5,529         6,549          10,406        12,503
 Selling, general and
  administrative            4,533         4,151           8,827         7,627
                         --------      --------        --------      --------
   Total costs and
     expenses              42,738        31,329          77,801        68,487
                         --------      --------        --------      --------

OPERATING INCOME (LOSS)       229        (4,460)         (3,350)      (10,834)

INTEREST INCOME               728         1,400           1,875         2,765
INTEREST EXPENSE             (143)         (138)           (301)         (369)
                         --------      --------        --------      --------
INCOME (LOSS) BEFORE
 INCOME TAXES                 814        (3,198)         (1,776)       (8,438)

INCOME TAXES                   26             -              58             -
                         --------      --------        --------      --------

NET INCOME (LOSS)             788        (3,198)         (1,834)       (8,438)

OTHER COMPREHENSIVE INCOME
  (LOSS):
 Unrealized gain (loss) on
  short-term investments       74           706            (467)          797
                         --------      --------        --------      --------

COMPREHENSIVE INCOME
 (LOSS)                  $    862      $ (2,492)       $ (2,301)     $ (7,641)
                         ========      ========        ========      ========

NET INCOME (LOSS) PER
 SHARE:
 Basic                   $   0.08      $  (0.30)       $  (0.18)     $  (0.78)
                         ========      ========        ========      ========
 Diluted                 $   0.07      $  (0.30)       $  (0.18)     $  (0.78)
                         ========      ========        ========      ========

SHARES USED IN COMPUTING
 PER SHARE AMOUNTS:
 Basic                     10,249        10,739          10,223        10,824
                         ========      ========        ========      ========
 Diluted                   10,632        10,739          10,223        10,824
                         ========      ========        ========      ========

See accompanying notes to condensed consolidated financial statements.

                  SPECTRIAN CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)


                                                       Six Months Ended
                                                 ----------------------------
                                                 September 26,  September 27,
                                                     1999           1998
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                           $ (1,834)     $ (8,438)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                       6,788         6,323
   Loss on equipment retirements, net                     95           291
   Stock option compensation expense                     239         1,128
   Changes in operating assets and liabilities:
    Accounts receivable                              (11,814)          283
    Inventories                                       (3,449)       (4,493)
    Prepaid expenses and other current assets           (570)        1,551
    Accounts payable                                   3,488        (4,200)
    Accrued liabilities                               (4,395)       (1,273)
                                                    --------      --------
     Net cash used in operating activities           (11,452)       (8,828)
                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of short-term investments                  (22,689)      (33,325)
 Proceeds from sale and maturities of
  short-term investments                              22,702        47,512

 Purchase of property and equipment                   (2,485)       (7,400)
 Proceeds from sale of property and equipment             46             -
                                                    --------      --------
     Net cash provided by (used in) investing
      activities                                      (2,426)        6,787
                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayment of debt and capital lease obligations        (558)         (726)
 Repurchase of common stock                                -        (7,418)
 Proceeds from sales of common stock, net              1,929           336
                                                    --------      --------
     Net cash provided by (used in) financing
      activities                                       1,371        (7,808)
                                                    --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (12,507)       (9,849)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        26,254        31,460
                                                    --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 13,747      $ 21,611
                                                    ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                             $    301      $    369
                                                    ========      ========
 Cash paid for income taxes                         $     58      $      -
                                                    ========      ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Unrealized gains (losses) on investments           $   (437)     $    859
                                                    ========      ========




See accompanying notes to condensed consolidated financial statements.

                 SPECTRIAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2000, or any other future period.


2.     BALANCE SHEET COMPONENTS

Balance sheet components are as follows (in thousands):

                                                  September 26,  March 31,
                                                      1999         1999
                                                    --------     --------
       Inventories:
         Raw materials                              $ 11,672     $  9,100
         Work in progress                              8,800        5,701
         Finished goods                                3,803        6,025
                                                    --------     --------
                                                    $ 24,275     $ 20,826
                                                    ========     ========

       Property and equipment:
         Machinery and equipment                    $ 58,182     $ 58,322
         Land, building and improvements               2,839        2,736
         Leasehold improvements                        3,781        1,957
                                                    --------     --------
                                                      64,802       63,015

       Less accumulated depreciation and
        amortization                                  40,778       34,547
                                                    --------     --------
                                                    $ 24,024     $ 28,468
                                                    ========     ========

       Accrued liabilities:
         Employee compensation and benefits         $  4,188        4,672
         Warranty                                      8,203        9,473
         Other accrued liabilities                     1,098        3,739
                                                    --------     --------
                                                    $ 13,489     $ 17,884
                                                    ========     ========


3.     RECENT ACCOUNTING PRONOUNCEMENTS

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

                 SPECTRIAN CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)


methods must be consistent with the entity's approach to managing risk. The Company does not currently engage in hedging activities. The Company will adopt SFAS No. 133 in its fiscal year 2001.


4.     SHORT-TERM INVESTMENTS

       The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of commercial paper and U.S. government securities as of September 26, 1999.

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

       As of September 26, 1999 and March 31, 1999, short-term investments classified as available-for-sale securities were as follows (in thousands):



                                          Amortized   Unrealized   Fair
                                             Cost     Gain (Loss)  Value
                                           --------   --------   --------
   As of September 26, 1999

   Government bonds & notes                $ 10,069   $    (33)  $ 10,036
   Corporate bonds & notes                   41,580       (297)    41,283
                                           --------   --------   --------

                                             51,649       (330)    51,319
   Less amounts classified as cash
    equivalents                              15,384         (1)    15,383
                                           --------   --------   --------

                                           $ 36,265   $   (329)  $ 35,936
                                           ========   ========   ========

     Contractual maturity dates,
      1 to 5 years                                               $ 35,936
                                                                 ========


                                          Amortized  Unrealized   Fair
                                             Cost    Gain (Loss)  Value
                                           --------   --------   --------

   As of March 31, 1999

   Government bonds & notes                $  8,973   $     81   $  9,054
   Corporate bonds & notes                   48,936         56     48,992
                                           --------   --------   --------

                                             57,909        137     58,046
   Less amounts classified as cash
    equivalents                              21,629          -     21,629
                                           --------   --------   --------

                                           $ 36,280   $    137   $ 36,417
                                           ========   ========   ========

     Contractual maturity dates,
      1 to 5 years                                               $ 36,417
                                                                 ========


5.     PER SHARE COMPUTATION

       Basic net income per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period

                 SPECTRIAN CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)


using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three months ended September 26, 1999, potentially dilutive common shares of 382,936 were included for the calculation of diluted net income per share. For the six months ended September 26, 1999, potentially dilutive common shares of 230,861 were not included for the calculation of diluted net loss per share as they were considered antidilutive. For the three and six months ended September 27, 1998, potentially dilutive common shares of 210,730 and 263,399, respectively, were not included for the calculation of diluted net loss per share as they were considered antidilutive.


6.     SEGMENT INFORMATION

       Under the management approach, the Company has broken down its business into two operating segments based upon product type: Amplifier Products and Semiconductor Products. The Semiconductor Products operation derives virtually all of its revenues from sales to the Amplifier operation. The Company allocates operating expenses to these segments but does not allocate interest income and expense. Corporate expenses are allocated to the operating segments based on predetermined annual allocation methods. An intersegment elimination is made in the consolidation of the two product segments in the Company's financial statements. Inventories and property and equipment are reported upon by operation. No other assets and liabilities are reported separately.

       The Company operated and reported its financial information as one vertical integrated unit in the fiscal year ending March 31, 1999. The Company began reporting its operations by segment as of the fiscal period beginning April 1, 1999. Given this, it is not practicable to report comparative information for the prior periods as it is unavailable.



                                  Three Months Ended September 26, 1999
                               -------------------------------------------
       (In thousands)
                               Amplifier  Semiconductor  Other*    Total
                                --------    --------   --------   --------
Revenues, external              $ 42,779    $     55   $   133    $ 42,967
Revenues, intersegment                 -       6,802    (6,802)          -
Amortization and depreciation      1,406         656     1,353       3,415
Income (loss) before income
 taxes                              (864)        569     1,141         846
Inventories                       17,908       6,367         -      24,275
Property and equipment, net        6,418       4,505    13,101      24,024



                                   Six Months Ended September 26, 1999
                               -------------------------------------------
       (In thousands)
                               Amplifier  Semiconductor  Other*    Total
                                --------    --------   --------   --------
Revenues, external              $ 74,116    $     68   $    267   $ 74,451
Revenues, intersegment                 -      10,890    (10,890)         -
Amortization and depreciation      2,778       1,284      2,726      6,788
Income (loss) before income
 taxes                            (4,898)        297      2,825     (1,776)
Inventories                       17,908       6,367          -     24,275
Property and equipment, net        6,418       4,505     13,101     24,024

                 SPECTRIAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


*Data in the "Other" column includes corporate elimination of intersegment revenue, expenses, pre-tax income and assets that were not allocated to the operating segments.


                                   Three Months Ended September 27, 1998
                                   -------------------------------------

        (In thousands)
                                                                  Total
                                                                ---------
Revenues                                                        $ 26,869
Amortization and depreciation                                      3,477
Loss before income taxes                                          (3,198)
Inventories                                                       20,826
Property and equipment, net                                       28,468


                                    Six Months Ended September 27, 1998
                                   -------------------------------------

        (In thousands)
                                                                  Total
                                                                ---------
Revenues                                                        $ 57,653
Amortization and depreciation                                      6,323
Loss before income taxes                                          (8,438)
Inventories                                                       20,826
Property and equipment, net                                       28,468



     Revenue from unaffiliated customers by geographic region were as follows:


                      Three Months Ended             Six Months Ended
                 ----------------------------  ----------------------------
                 September 26,  September 27,  September 26,  September 27,
                     1999           1998           1999           1998
                   --------       --------       --------       --------
Canada                51%            60%            53%            56%
Europe                28%            14%            26%            16%
Korea                 16%            13%            15%            10%
United States          5%            13%             6%            18%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


Overview

       The Company designs, manufactures and markets highly linear single carrier and multi-carrier power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Nortel Networks ("Nortel"). In the fiscal year ending March 31, 1999 ("Fiscal 1999"), the fourth quarter of fiscal 1998 and the first quarter of fiscal 1997, product orders fell sharply resulting in substantial losses in those fiscal periods. There can be no assurance that the Company will not experience such fluctuation in the future.

       During fiscal 1999, the Company transitioned the assembly of its higher volume amplifier products to a contract manufacturer on a turn-key basis but continues to operate the related service operations in Sunnyvale, California. The Company continues to manufacture certain of its low-volume products as well as its four-inch semiconductor wafer fabrication facility and semiconductor assembly and test operation at its manufacturing facilities located in Sunnyvale, California. The Company began utilizing a contract manufacturer to decrease the Company's manufacturing overhead and costs of its products, increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The transitioning costs of manufacturing activities to the contract manufacturer in fiscal 1999 were higher than the savings from costs of products, which adversely affected the Company's gross margin for fiscal 1999. The Company does not expect that it will achieve significant cost savings, if any, from outsourcing certain of its manufacturing activities until late in fiscal 2000. As a result of its wafer fabrication facility and other manufacturing infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to maintain profitability.

       The development and pilot production of the Company's latest cellular multi-carrier product platform was completed in fiscal 1999. This product family moved into full production during the quarter ended September 26, 1999.

       For the six months ended September 26, 1999, Nortel accounted for approximately 80% of revenues. During the six months ended September 27, 1998, Nortel, QUALCOMM Incorporated ("QUALCOMM"), and LG Information and Communications Limited ("LGIC") accounted for approximately 77%, 11% and 10% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. In September 1999, the Company announced that it expected that it would not be developing new products for Nortel but would continue to supply Nortel with existing products. If the Company is unable to find other customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the financial market turmoil and an economic downturn in Korea may have a material adverse effect on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                            Three months ended          Six months ended
                       ---------------------------  ---------------------------
                      September, 26  September, 27  September, 26 September, 27
                           1999           1998           1999         1998
                         --------      --------        --------     --------
REVENUES                  100.0%         100.0%          100.0%       100.0%
                         ------         ------          ------       ------
COSTS AND EXPENSES:
  Cost of sales            76.0           76.8            78.7         83.9
  Research and
    development            12.9           24.4            14.0         21.7
  Selling, general and
   administrative          10.6           15.4            11.8         13.2
                         ------         ------          ------       ------
     Total costs and
       expenses            99.5          116.6           104.5        118.8
                         ------         ------          ------       ------

OPERATING INCOME (LOSS)     0.5          (16.6)           (4.5)        18.8

INTEREST INCOME             1.7            5.2             2.5          4.8
INTEREST EXPENSE           (0.3)          (0.5)           (0.4)        (0.6)
                         ------         ------          ------       ------

INCOME (LOSS) BEFORE
 INCOME TAXES               1.9          (11.9)           (2.4)       (14.6)

INCOME TAXES                0.1              -             0.1            -
                         ------         ------          ------       ------

NET INCOME (LOSS)           1.8%         (11.9)%          (2.5)%      (14.6)%
                         ======         ======          ======       ======

GROSS MARGIN ON SALES      24.0%          23.2%           21.3%        16.1%
                         ======         ======          ======       ======


     Revenues. The Company's revenues increased 60% to $43.0 million for the three months ended September 26, 1999 from $26.9 million for the three months ended September 27, 1998. The Company's revenues increased 29% to $74.5 million for the six months ended September 1999 from $57.7 million for the six months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


September 27, 1998. The growth in revenue on a quarterly and year-to-date basis was primarily due to higher demand in the single carrier power amplifier ("SCPA") product line. In addition, the new multi-channel power amplifier ("MCPA") product line began volume shipments in the three months ended September 26, 1999.

       Cost of Sales. Cost of sales consists primarily of turnkey amplifier costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume products and new products, raw materials, RF semiconductor fabrication costs, semiconductor assembly and test costs, manufacturing overhead and warranty costs. The Company's cost of sales increased by 58% to $32.7 million for the three months ended September 26, 1999 from $20.6 million for the three months ended September 27, 1998. The Company's cost of sales increased by 21% to $58.6 million for the six months ended September 26, 1999 from $48.4 million for the six months ended September 27, 1998. The increases on a dollar basis for the three and six months ended September 26, 1999 were due to higher production volumes associated with the increased revenues.

       Gross margin on sales was 24% for the three months ended September 26, 1999 as compared to 23% for the three months ended September 27, 1998. Gross margin on sales was 21% for the six months ended September 26, 1999 as compared to 16% for the six months ended September 27, 1998. The increase in gross margin reflects lower manufacturing costs per unit driven by the higher production volumes and product cost reduction initiatives as well as overall reductions in operations spending associated with the increased use of contract manufacturing. However, these cost improvements were partially offset by declining average sales prices.

       Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 16% to $5.5 million in the three months ended September 26, 1999 from $6.5 million in the three months ended September 27, 1998. The Company's R&D expenses decreased by 17% to $10.4 million for the six months ended September 26, 1999 from $12.5 million in the six months ended September 27, 1998. As a percentage of revenues, R&D expenses represented 13% of revenues for the three months ended September 26, 1999 as compared to 24% of revenues for the three months ended September 27, 1998. As a percentage of revenues, R&D expenses represented 14% of revenues for the six months ended September 26, 1999 as compared to 22% of revenues for the six months ended September 27, 1998. The decrease in R&D expenses on both a dollar and percentage of revenues basis reflects substantially higher revenue levels on a quarter and year-to-date basis combined with reduced expensed materials costs due to the completion of and volume shipments of the new MCPA products in fiscal 2000.

       Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses.

       The Company's SG&A expenses increased by 9% to $4.5 million in the three months ended September 26, 1999 from $4.2 million in the three months ended September 27, 1998. The Company's SG&A expenses increased by 16% to $8.8 million for the six months ended September 26, 1999 from $7.6 million in the six months ended September 27, 1998. As a percentage of revenues, SG&A expenses represented 11% of revenues for the three months ended September 26, 1999 as compared to 15% of revenues for the three months ended September 27, 1998. As a percentage of revenues, SG&A expenses represented 12% of revenues for the six months ended September 26, 1999 as compared to 13% of revenues for the six months ended September 27, 1998. The increase in SG&A expenses on a dollar basis for both the quarter and year-to-date are principally due to added maintenance and support for the new enterprise resource planning ("ERP") system.

       Interest Income. Interest income for the three months ended September 26, 1999 decreased to $728,000 from $1.4 million for the three months ended September 27, 1998. Interest income for the six months ended September 26, 1999 decreased to $1.9 million from $2.8 million for the six months ended September 27, 1998. The decrease in interest income for the three and six months ended September 26, 1999 resulted from substantially lower interest-bearing investment balances associated with the reduced cash and cash equivalent balances.

       Interest Expense. Interest expense, for the three months ended September 26, 1999 increased to $143,000 from $138,000 for the three months ended September 27, 1998. Interest expense for the six months ended September 26, 1999 decreased to $301,000 from $369,000 for the six months ended September 27, 1998. The increase

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


in interest expense for the three months ended September 26, 1999 resulted from substantially increased interest-bearing borrowings. The decrease in interest expense for the six months ended September 26, 1999 resulted from substantially decreased average borrowings levels.


       Income Taxes. Due to the losses incurred by the Company prior to the three months ended September 26, 1999 and the related net operating loss carryforwards available to the Company, the Company did not record an income tax expense except the minimum state income tax expense for the three and six months ended September 26, 1999.

Liquidity and Capital Resources

       The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at September 26, 1999 consisted of cash and short-term investments of $49.7 million and bank borrowing arrangements. The Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of September 26, 1999. In March 1997, the Company also secured a $3.2 million real estate loan, which matures in April 2007, for the purchase of a light industrial building.

       The Company's working capital increased by $4.0 million to $76.4 million as of September 26, 1999 from $72.4 million as of March 31, 1999. The increase was primarily attributable to a $11.8 million increase in accounts receivable and a $3.4 million increase in inventories which were partially offset by a $13.0 million decrease in cash, cash equivalents and short-term investments and a $4.4 million decrease in accrued liabilities. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

       Cash used by operations was $11.5 million for the six months ended September 26, 1999 compared to cash used by operations for the six months ended September 27, 1998 of $8.8 million. The increase in cash used by operations for the six months ended September 26, 1999 was principally the result of an $11.8 million increase in accounts receivable which increased proportionately with revenue growth combined with reductions in accrued liabilities which were partially offset by a substantial decrease in net losses.

       The Company's investing activities during the six months ended September 26, 1999 used cash of approximately $2.4 million as compared to providing $6.8 million of cash during the comparable period in the prior year. Cash used for investing activities during the six months ended September 26, 1999 resulted primarily from $2.5 million additions to property and equipment. Capital additions for the six months ended September 26, 1999 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects as well as the ERP system.

       The Company's financing activities during the six months ended September 26, 1999 provided cash of approximately $1.4 million as compared to cash used of $7.8 million during the comparable period in the prior year. Cash provided by financing activities during the six months ended September 26, 1999 was the result of $1.9 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $557,000 repayments of debt and capital lease obligations.

       The Company anticipates spending approximately $10.0 million over the next twelve months for capital additions primarily to support manufacturing test requirements, development projects and facilities expansion. Based on the Company's current working capital position, the cash flows the Company expects to generate from the remainder of fiscal 2000 operations and the available line of credit the Company expects to renew, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.


Factors Affecting Future Operating Results

     Customer Concentration; Dependence on Nortel.  The wireless infrastructure
     --------------------------------------------
equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including Ericsson, Lucent, Motorola, Nortel and Siemens AG. The Company's revenues are derived primarily from sales to a limited number of these OEMs, in particular, Nortel. For the six months ended September 26, 1999, Nortel accounted for approximately 80% of revenues. During the six months ended September 27, 1998, Nortel, QUALCOMM Incorporated ("QUALCOMM"), and LG Information and Communications Limited ("LGIC") accounted for approximately 77%, 11%, and 10% of revenues, respectively. Furthermore, a substantial portion of revenues from Nortel in fiscal 1999, fiscal 1998 and fiscal 1997 resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company and Nortel have an agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. In September 1999, the Company announced that it expected that it would not be developing products for Nortel but that it will continue to supply Nortel with existing products. There can be no assurance that Nortel will purchase existing products from the Company in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Company or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Nortel, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business financial condition and results of
operations could be materially adversely affected.   Further, if the Company
were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to Korean customers because a majority of the Company's products ordered by the Korean OEMs and network operators to date relate to the build-out of the Korean wireless networks. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to the Korean OEMs than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, the Korean OEMs may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel and other major OEM customers in future periods, which could result in declining average sales prices for the Company's products.


       Fluctuations in Operating Results.  The Company's quarterly and annual
       ---------------------------------
results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; changes in inventory levels; and, most recently, the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in fiscal 1999 and the latter part of fiscal 1998, caused significant fluctuations in the Company's product sales during that period of time as a result of softening demand in the TDMA, GSM and CDMA PCS markets. There can be no assurance that the Company will not experience such fluctuations in the future, and, in fact, the Company experienced a significant reduction in product revenue in fiscal 1999. The Company does not believe that it will have the revenue levels and growth it experienced in fiscal 1998 during fiscal 2000, if at all. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

       Internal Amplifier Design and Production Capabilities of OEMs.  The
       -------------------------------------------------------------
Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that those OEMs that purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant RF amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected. For example, the Company's failure to obtain orders for its new products from customers other than Nortel of the level previously ordered by Nortel or if Nortel fails to purchase similar levels of existing products, those events could have a material adverse effect on the Company.

       Rapid Technological Change; Evolving Industry Standards; Dependence on
       ----------------------------------------------------------------------
New Products.  The markets in which the Company and its OEM customers compete
------------
are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. For example, continued softening of demand in the TDMA, GSM or PCS markets or failure of another modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Risks Associated with Internal Wafer and Device Fabrication.  The
       -----------------------------------------------------------
Company's operation of its wafer and device fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's business, financial condition and results of operations. The design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, quality control of the packages, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that the Company will be able to achieve acceptable production yields in the future. In addition, the Company's wafer and device fabrication facility represents a single point of failure in its manufacturing process that would be costly and time consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations or the loss of employees dedicated to the wafer and device fabrication facilities could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to maintain acceptable wafer and device production levels, will have a material adverse effect on the Company's business, financial condition and results of operations.

       Product Quality, Performance and Reliability.  The Company expects that
       --------------------------------------------
its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. RF semiconductors as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. In addition, multicarrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. There can be no assurance that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's business, financial condition and results of operations.

       Sole or Limited Sources of Materials and Services.  The Company
       -------------------------------------------------
currently procures from single sources certain components and services for its products including turnkey amplifier assemblies, subassemblies, cast housings, printed circuit boards and specialized RF components. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Furthermore, the Company began outsourcing assembly of some of its higher volume power amplifiers to a contract manufacturer during the third quarter of fiscal 1999. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance for requested deliverable. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturers, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

       Declining Average Sales Prices.  The Company has experienced, and
       ------------------------------
expects to continue to experience, declining average sales prices for its products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among merchant suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

       Risks of International Sales.  Sales outside of the United States were
       ----------------------------
95%, 94% and 84% for the three months ended September 26, 1999, the six months ended September 26, 1999 and fiscal 1999, respectively. Sales outside of the United States were 87%, 82% and 95% for the three months ended September 27, 1998, the six months ended September 27, 1998 and fiscal 1998, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the current turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in those Asian countries currently experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, financial condition and results of operations.

       Reliance upon Growth of Wireless Services.  Sales of power amplifiers to
       -----------------------------------------
wireless infrastructure equipment suppliers have in the past accounted, and are expected in the future to account, for substantially all of the Company's product sales. Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases more slowly than the Company or its OEM customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected.

       Market for the Company's Products Is Highly Competitive.  The wireless
       -------------------------------------------------------
communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers, including Nortel, LGIC and QUALCOMM, continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

       Uncertain Protection of Intellectual Property.  The Company's ability to
       ---------------------------------------------
compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

       Risk of Third Party Claims of Infringement.  The communications
       ------------------------------------------
equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology.

       Government Regulation of Communications Industry.  Radio frequency
       ------------------------------------------------
transmissions and emissions, and certain equipment used in connection therewith are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

       Environmental Regulations.  The Company is subject to a variety of
       -------------------------
local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations.

       Management of Growth; Dependence on Key Personnel.  The Company's
       -------------------------------------------------
business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular its manufacturing operations, to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees and such losses could have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Volatility of Stock Price.  The market price of the shares of Common
       -------------------------
Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock has fluctuated significantly in the past. During fiscal 1998, the market price fluctuated from a low of $10.75 to a high of $66.375. During fiscal 1999, the market price of the Company's Common Stock fluctuated from a low of $8.875 to a high of $25.625. On November 5, 1999, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $34.625.

       Pending Litigation.  Since December 23, 1997, a number of complaints
       ------------------
have been filed against the Company and certain of its officers in the Federal Court for the Northern District of California that allege violations of the federal securities laws. Similar complaints have been filed in California State court that allege violations of California State securities laws and California common law. The complaints have been consolidated in the federal and state courts, respectively. The plaintiffs in both the federal and state lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The complaints allege that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the suits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted and will likely continue to result in the diversion of management's attention from the day to day operations of the Company's business. Although the Company does not believe that it or any of its officers has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

       Shareholder Rights Plan; Issuance of Preferred Stock.  The Board of
       -----------------------------------------------------

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

Year 2000 Readiness

       Many installed computer programs were written using a two-digit date field rather than four digit fields to define the applicable year. Such computer programs utilizing a two digit date fields may recognize a date using

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


"00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities.

       The Company has taken steps to address the Year 2000 Issue in the following three areas: 1) the Company's internal systems, 2) the Company's products and 3) the Company's suppliers. All networks, desktops, application servers and operating systems have been found compliant and/or remediation is complete. With respect to business applications software, the Company installed a new enterprise wide computer software system in July 1998 that has been tested and is Year 2000 compliant. The Company also initiated a project in September 1998 to assess the extent of the Year 2000 Issue in the remaining business systems and in the embedded systems used in its product development and manufacturing operations. The remaining business systems have been assessed and remediation is ninety-nine percent complete. Until very recently the Company's products did not contain embedded systems to which Year 2000 compliance would be necessary. The Company's latest multicarrier product does include date stamp functionality and has been determined to be Year 2000 compliant. All of the new products are being manufactured using only hardware, software, or firmware that is currently Year 2000 compliant. In addition, certain of the materials and supplies critical to production and delivery of the Company's products are furnished by a limited number of suppliers, and in some cases a sole supplier. Surveys have been sent to all suppliers. Key suppliers to the Company and its contract manufacturer, GSS/Array Technology, have been identified and are being targeted for follow-up audit and development of contingency plans as appropriate. The Company estimates that the costs of the Year 2000 Issue assessment and required remedial work will be less than $350,000 in total. Substantially all necessary remedial work was completed by the end of September 1999 and the remainder was completed during October 1999.

       The Company believes that failure to adequately complete all remedial work necessary to resolve the Year 2000 Issue could have a material impact on operating expenses, but that the effect on revenues would not be material. The most likely effect of failures related to the Year 2000 Issue would be:

     1) Business systems - Overtime work required of Company employees
        ----------------
        and the temporary use of outside resources, to repair failed software and process transactions manually until repairs are completed.

     2) Embedded systems - Overtime work required of Company employees to
        ----------------
        shift work from machines and processes with failures to machines that continue to operate properly, and the temporary use of outside resources to repair failed machines and processes. Also, there could be delays in product delivery where a product is dependent on a single production line.

     3) Company products - Overtime work required of Company employees to
        ----------------
        deliver corrections to any new or existing products.

     4) Contract Manufacturer - Spectrian will reactivate its Sunnyvale
        ---------------------
        production facility to bridge the shortfall in the event the contract manufacturer cannot produce and deliver products. A predefined quantity of buffer stock will offset the Sunnyvale facility's ramp up period.

       The Company believes these failures to be unlikely. Periodic updates regarding the Year 2000 status are provided to both the Company's executive staff and the Audit Committee of the Board of Directors. The Company also recognizes the need for contingency planning, and had substantially all such plans in place by September 1999. These plans could include stockpiling of components or semi-finished products to avoid product shipment delays.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio and outstanding debt balances.
The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from 1 to 5 years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at September 26, 1999 and March 31, 1999.

                                              September 26,   March 31,
             (Dollars in thousands)               1999           1999
                                                --------       --------

   Average fixed interest rate                       6.3%           6.6%
                                                ========       ========

   Amortized cost                               $ 36,503       $ 36,280
                                                ========       ========
   Fair value                                   $ 35,962       $ 36,417
                                                ========       ========

   Contractual maturity dates 1 to 5 years      $ 35,962       $ 36,417
                                                ========       ========




     At September 26, 1999 the Company had variable rate debt of $2.3 million at a rate equal to the Treasury Rate plus 2.75% and variable rate debt of $2.8 million at a rate equal to the LIBOR rate plus 3.25%. In addition, at September 26, 1999 the company had a fixed rate loan of $629,000 at a rate of 9.0%. A hypothetical 10 percent change in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

                      PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

     None.



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)     Exhibits
             --------

         Exhibit
         Number                  Description
         ------   --------------------------------------------
          27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K. The Company did not file any Reports on
          -------------------
          Form 8-K during the quarter ended September 26, 1999.



                              SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SPECTRIAN CORPORATION
                                            ---------------------
                                                 (Registrant)




Dated: November 10, 1999             By:   /s/  MICHAEL ANGEL
                                         ---------------------------
                                                Michael D. Angel
                                        Executive Vice President, Finance,
                                      Chief Financial Officer and Secretary
                                             (Authorized Officer and
                                           Principal Financial Officer)



                           INDEX TO EXHIBITS


                                                       Sequentially
Exhibits                  Description                 Numbered Page
--------   ----------------------------------------   -------------
   27.1    Financial Data Schedule                          26

