Form 10-Q
period 1999-12-26
SPECTRIAN CORP /CA/
filed 2000-02-09
CIK 925054

===============================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

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


                            Yes       X       No     ___


As of February 7, 2000 there were 10,697,878 shares of the Registrant's Common Stock outstanding.

===============================================================================


                            SPECTRIAN CORPORATION
                                  FORM 10-Q
                                    INDEX
                    FOR QUARTER ENDED DECEMBER 26, 1999
                                                                        Page
                                                                        ----

                        PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

        Condensed Consolidated Balance Sheets -
          December 26, 1999 and March 31, 1999.........................   3


        Condensed Consolidated Statements Of Operations and Other
          Comprehensive Income (Loss) - Three Months and Nine Months
          Ended December 26, 1999 and December 27, 1998................   4


        Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended December 26, 1999 and December 27, 1998....   5


        Notes to Condensed Consolidated Financial Statements...........   6


ITEM 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  11

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk.....  23



                         PART II - OTHER INFORMATION


ITEM 1  Legal Proceedings..............................................  24

ITEM 6  Exhibits and Reports on Form 8-K...............................  24

        Signatures.....................................................  25


                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    SPECTRIAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                 (Unaudited)

                                                  December 26,       March 31,
                                                      1999           1999  (1)
                                                  ------------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  13,163         $  26,254
  Short-term investments                              36,116            36,417
  Accounts receivable, less allowance for
    doubtful accounts of $417 and $388,
    respectively                                      33,425            12,983
  Inventories                                         26,261            20,826
  Prepaid expenses and other current assets            4,649             3,464
                                                   ---------         ---------
    Total current assets                             113,614            99,944

Property and equipment, net                           20,854            28,468
                                                   ---------         ---------
                                                   $ 134,468         $ 128,412
                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  18,154         $   8,058
  Accrued liabilities                                 11,294            17,884
  Current portion of debt and capital
    lease obligations                                    604             1,603
                                                   ---------         ---------
    Total current liabilities                         30,052            27,545

Debt and capital lease obligations,
  net of current portion                               1,659             4,899
                                                   ---------         ---------
    Total liabilities                                 31,711            32,444
                                                   ---------         ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized; none issued and
    outstanding, respectively                             --                --

  Common stock, $0.001 par value, 20,000,000
    shares authorized; 11,669,835 and 11,102,333
    shares issued, respectively; 10,669,835 and
    10,102,333 shares outstanding, respectively           12                10
  Additional paid-in capital                         156,571           149,588
  Treasury stock, 1,000,000 shares of common
    stock held                                       (14,789)          (14,789)
  Accumulated other comprehensive income (loss)         (569)              137
  Accumulated deficit                                (38,468)          (38,978)
                                                   ---------         ---------
    Total stockholders' equity                       102,757            95,968
                                                   ---------         ---------
                                                   $ 134,468         $ 128,412
                                                   =========         =========


(1) Derived from the March 31, 1999 audited balance sheet included in the 1999 Annual Report on Form 10-K of Spectrian Corporation.

See accompanying notes to condensed consolidated financial statements.


                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)
                                  (Unaudited)


                               Three Months Ended         Nine Months Ended
                            ------------------------- -------------------------
                            December 26, December 27, December 26, December 27,
                                1999         1998         1999         1998
                            ------------ ------------ ------------ ------------

REVENUES                     $  49,144    $  20,723    $ 123,595    $  78,376

COSTS AND EXPENSES:
  Cost of revenues              37,195       21,374       95,763       69,731
  Research and development       5,633        7,242       16,039       19,745
  Selling, general and
    Administrative               5,173        3,263       14,000       10,890
                             ---------    ---------    ---------    ---------
    Total costs and expenses    48,001       31,879      125,802      100,366
                             ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)          1,143      (11,156)      (2,207)     (21,990)

INTEREST INCOME                    711        1,091        2,586        3,856
INTEREST EXPENSE                  (118)        (229)        (419)        (598)
OTHER INCOME                       624           --          624           --
                             ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE
  INCOME TAXES                   2,360      (10,294)         584      (18,732)

INCOME TAXES                        16           --           74           --
                             ---------    ---------    ---------    ---------

NET INCOME (LOSS)                2,344      (10,294)         510      (18,732)

OTHER COMPREHENSIVE
  INCOME (LOSS):
  Unrealized gain (loss) on
    short-term investments        (239)        (657)        (706)         140
                             ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)  $   2,105    $ (10,951)   $    (196)   $ (18,592)
                             =========    =========    =========    =========


NET INCOME (LOSS) PER SHARE:
  Basic                      $    0.22    $   (0.98)   $    0.05    $   (1.75)
                             =========    =========    =========    =========
  Diluted                    $    0.20    $   (0.98)   $    0.05    $   (1.75)
                             =========    =========    =========    =========

SHARES USED IN COMPUTING
  PER SHARE AMOUNTS:
  Basic                         10,519       10,466       10,316       10,702
                             =========    =========    =========    =========
  Diluted                       11,774       10,466       10,939       10,702
                             =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements.


                    SPECTRIAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                        Nine Months Ended
                                                  ----------------------------
                                                  December 26,    December 27,
                                                      1999            1998
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $     510      $ (18,732)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization                    10,086         10,020
      (Gain) loss on sale of property and
        equipment, net                                   (595)           739
      Stock option compensation expense                   239          1,647
      Changes in operating assets and
        liabilities:
        Accounts receivable                           (20,442)         2,115
        Inventories                                    (5,435)        (1,141)
        Prepaid expenses and other current assets      (1,185)         1,409
        Accounts payable                               10,096         (2,215)
        Accrued liabilities                            (6,590)        (3,672)
                                                    ---------      ---------
          Net cash used in operating activities       (13,316)        (9,830)
                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                  (31,148)       (57,630)
  Proceeds from sale and maturities of
    short-term investments                             30,743         76,306
  Purchase of property and equipment                   (5,239)        (9,535)
  Proceeds from sale of property and equipment          3,362             --
                                                    ---------      ---------
          Net cash provided by (used in)
            investing activities                       (2,282)         9,141
                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of debt and capital lease obligations      (4,239)          (698)
  Repurchase of common stock                               --         (9,709)
  Proceeds from sales of common stock, net              6,746          1,000
                                                    ---------      ---------
          Net cash provided by (used in) financing
            Activities                                  2,507         (9,407)
                                                    ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (13,091)       (10,096)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         26,254         31,460
                                                    ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  13,163      $  21,364
                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $     419      $     598
                                                    =========      =========
  Cash paid for income taxes                        $      74      $      --
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

2.     BALANCE SHEET COMPONENTS

     Balance sheet components are as follows (in thousands):


                                                 December 26,      March 31,
                                                     1999            1999
                                                 ------------    -----------
Inventories:
  Raw materials                                   $  14,217       $   9,100
  Work in progress                                    8,734           5,701
  Finished goods                                      3,310           6,025
                                                  ---------       ---------
                                                  $  26,261       $  20,826
                                                  =========       =========

Property and equipment:
  Machinery and equipment                         $  60,913       $  58,322
  Land, building and improvements                        --           2,736
  Leasehold improvements                              3,781           1,957
                                                  ---------       ---------
                                                     64,694          63,015
  Less accumulated depreciation and amortization     43,840          34,547
                                                  ---------       ---------
                                                  $  20,854       $  28,468
                                                  =========       =========

Accrued liabilities:
  Employee compensation and benefits              $   3,273       $   4,672
  Warranty                                            7,039           9,473
  Other accrued liabilities                             982           3,739
                                                  ---------       ---------
                                                  $  11,294       $  17,884
                                                  =========       =========



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

                  SPECTRIAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


methods must be consistent with the entity's approach to managing risk. The Company does not currently engage in hedging activities. The Company will adopt SFAS No. 133 in its fiscal year 2002.


4.     SHORT-TERM INVESTMENTS

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of investment grade, interest-bearing commercial paper as of December 26, 1999.

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

     As of December 26, 1999 and March 31, 1999, short-term investments classified as available-for-sale securities were as follows (in thousands):

                                         Amortized  Unrealized     Fair
                                           Cost     Gain (Loss)    Value
                                        ----------  ----------   ---------
As of December 26, 1999

Government bonds & notes                $  13,594   $    (142)   $  13,452
Corporate bonds & notes                    33,976        (427)      33,549
                                        ---------   ---------    ---------
                                           47,570        (569)      47,001
Less amounts classified as
  cash equivalents                         10,890          (5)      10,885
                                        ---------   ---------    ---------
    Short-term investments              $  36,680   $    (564)   $  36,116
                                        =========   =========    =========
Contractual maturity dates:

    Less than 1 year                                             $   7,650
    1 to 5 years                                                    24,966
    5 to 10 years                                                       --
    Greater than 10 years                                            3,500
                                                                 ---------
                                                                 $  36,116
                                                                 =========



                                         Amortized  Unrealized     Fair
                                           Cost     Gain (Loss)    Value
                                        ----------  ----------   ---------
As of March 31, 1999

Government bonds & notes                $   8,973   $      81    $   9,054
Corporate bonds & notes                    48,936          56       48,992
                                        ---------   ---------    ---------
                                           57,909         137       58,046
Less amounts classified
  as cash equivalents                      21,629          --       21,629
                                        ---------   ---------    ---------

   Short-term investments               $  36,280   $     137    $  36,417
                                        =========   =========    =========


Contractual maturity dates:
     1 to 5 years                                                $  28,117
     5 to 10 years                                                      --
     Greater than 10 years                                           8,300
                                                                 ---------
                                                                 $  36,417
                                                                 =========


                   SPECTRIAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


5.     PER SHARE COMPUTATION

     Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and nine months ended December 26, 1999, options to purchase 227,547 and 538,015 common shares were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares. For the three and nine months ended December 27, 1998, potentially dilutive options to purchase common shares of 144,547 and 184,964, respectively, were not included in the calculation of diluted net loss per share as they were antidilutive due to the net loss the Company experienced in these periods.

     Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):



                               Three Months Ended         Nine Months Ended
                           ------------------------- --------------------------
                           December 26, December 27, December 26, December 27,
                               1999        1998           1999         1998
                           ------------ ------------ ------------ -------------

Weighted average common
  shares outstanding           10,519     10,466        10,316       10,702
Dilutive effect of stock
  options outstanding,
  using the treasury stock
  method                        1,255         --           623           --
                              -------    -------       -------      -------
Shares used in computing
  diluted net income per
  share                        11,774     10,466        10,939       10,702
                              =======    =======       =======      =======


6.     SEGMENT INFORMATION

     Under the management approach, the Company has broken down its business into two operating segments based upon product type: Amplifier Products and Semiconductor Products. The Semiconductor Products operation derives virtually all of its revenues from sales to the Amplifier Products operation. The Company allocates operating expenses to these segments but does not allocate interest income and expense. Corporate expenses are allocated to the operating segments based on predetermined annual allocation methods. Appropriate intersegment eliminations are made in the consolidation of the Company's consolidated financial statements. Inventories and property and equipment are reported upon by operation. No other assets and liabilities are reported separately.

     The Company operated and reported its financial information as one vertical integrated unit in the fiscal year ending March 31, 1999. The Company began reporting its operations by segment as of the fiscal period beginning April 1, 1999. Given this, it is not practicable to report comparative information for the prior periods as it is unavailable. Segment information for the periods presented is as follows (in thousands):

Consolidated Statement of Operations Data - fiscal 2000:


                                     Three Months Ended December 26, 1999
                                -----------------------------------------------
                                 Amplifier   Semiconductor    Other*    Total
                                -----------  -------------  --------- ---------
Revenues, external               $  48,973     $    171     $     --   $ 49,144
Revenues, intersegment                  --        7,760       (7,760)        --
Amortization and depreciation        1,379          625        1,294      3,298
Income before income taxes             301        1,680          379      2,360



                   SPECTRIAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


                                     Nine Months Ended December 26, 1999
                                -----------------------------------------------
                                 Amplifier   Semiconductor    Other*    Total
                                -----------  -------------  --------- ---------
Revenues, external              $ 123,356       $     239    $    --  $ 123,595
Revenues, intersegment                 --          18,650    (18,650)        --
Amortization and depreciation       4,157           1,909      4,020     10,086
Income (loss) before income
  Taxes                            (4,597)          1,977      3,204        584




Consolidated Balance Sheet Data:

                                                December 26, 1999
                                -----------------------------------------------
                                 Amplifier   Semiconductor    Other*    Total
                                -----------  -------------  --------- ---------
Inventories                      $  19,038      $ 7,223       $   --   $ 26,261
Property and equipment               6,683        4,782        9,389     20,854



*Data in the "Other" column includes corporate expenses and assets that were not allocated to the operating segments and elimination of intersegment revenues.

Consolidated Statement of Operations Data - fiscal 1999:


                                                                   Three Months
                                                                      Ended
                                                                   December 27,
                                                                       1998
                                                                       ----

                                                                      Total
                                                                  -------------
Revenues                                                            $ 20,723
Amortization and depreciation                                          3,697
Loss before income taxes                                             (10,294)



                                                                   Nine Months
                                                                      Ended
                                                                   December 27,
                                                                      1998
                                                                      ----
                                                                      Total
                                                                  -------------
Revenues                                                            $ 78,376
Amortization and depreciation                                         10,020
Loss before income taxes                                             (18,732)



Consolidated Balance Sheet Data:

                                                                   December 27,
                                                                       1998
                                                                       ----

                                                                       Total
                                                                   ------------
Inventories                                                           16,503
Property and equipment, net                                           31,529


                    SPECTRIAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Geographic Segment Data:

     Revenue from unaffiliated customers by geographic region as a percentage of revenues were as follows:


                            Three Months Ended           Nine Months Ended
                         ------------------------    --------------------------
                         December 26, December 27,   December 26, December 27,
                             1999        1998           1999         1998
                         ------------ ------------   ------------ -------------
Canada                      42%            59%            47%           58%
Korea                       22%            12%            17%           11%
United States               14%             9%            16%           12%
France                      22%            19%            20%           18%
Other                        -%             1%             -%            1%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements contained in this Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future revenue levels, statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Overview

     The Company designs, manufactures and markets highly linear single carrier and multi-carrier power amplifiers that support a broad range of worldwide analog and digital wireless transmissions standards, including AMPS, TDMA, CDMA, TACS and GSM. The Company, founded in 1984 to perform design and engineering services, first entered the commercial amplifier market in 1988 and shipped its first cellular power amplifiers in 1990. The Company's revenues are now derived primarily from sales to a limited number of OEMs in the wireless infrastructure equipment market, in particular Nortel Networks ("Nortel"). In the fiscal year ended March 31, 1999 ("Fiscal 1999"), the fourth quarter of fiscal 1998 and the first quarter of fiscal 2000, product orders fell sharply resulting in substantial losses in those fiscal periods. Moreover, the Company expects that it will not receive substantial orders for new products from Nortel going forward. There can be no assurance that the Company will not experience such fluctuation in the future.

     In Sunnyvale, California, the Company manufactures low-volume single carrier and multi-carrier amplifier products, and services all amplifier products. In addition, the Company operates a four-inch semiconductor wafer fabrication facility and semiconductor assembly and test operation in Sunnyvale, California. During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier amplifier products to a contract manufacturer on a turn-key basis. The Company began utilizing a contract manufacturer to decrease the Company's manufacturing overhead and costs of its products, increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The transitioning costs of manufacturing activities to the contract manufacturer in fiscal 1999 were higher than the savings from costs of products, which adversely affected the Company's gross margin for fiscal 1999. As a result of its wafer fabrication facility and other manufacturing infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to maintain profitability.

     The development and pilot production of the Company's latest cellular multi-carrier product platform was completed in fiscal 1999. This product family moved into full production in Sunnyvale, California during the quarter ended September 26, 1999.

     For the nine months ended December 26, 1999, Nortel accounted for approximately 75% of revenues. During the nine months ended December 27, 1998, Nortel, QUALCOMM Incorporated ("QUALCOMM"), and LG Information and Communications Limited ("LGIC") accounted for approximately 77%, 10% and 10% of revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. In September 1999, the Company announced that it expected that it would not be developing new products for Nortel but would continue to supply Nortel with existing products. If the Company is unable to find other customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to LGIC, an OEM based in Korea, because a majority of the Company's products

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     The Company's semiconductor vertical integration strategy entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply for certain components and services, and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and wireless service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to realize economies of scale.

     The market for the Company's products is becoming increasingly competitive. The Company is selling its power amplifier products in South Korea, as well as directly to cellular service providers where its competitors are already established as suppliers. In addition, the Company competes with at least one amplifier manufacturer for business from Nortel. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

Results of Operations

     The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.


                                Three months ended        Nine months ended
                            ------------------------- -------------------------
                            December 26, December 27, December 26, December 27,
                                 1999        1998         1999         1998
                            ------------ ------------ ------------ ------------

REVENUES                        100.0%       100.0%        100.0%      100.0%

COSTS AND EXPENSES:
  Cost of revenues               75.7        103.1          77.5        89.0
  Research and development       11.5         34.9          13.0        25.2
  Selling, general and
    Administrative               10.5         15.8          11.3        13.9
                              -------      -------       -------     -------
    Total costs and expenses     97.7        153.8         101.8       128.1
                              -------      -------       -------     -------
OPERATING INCOME (LOSS)           2.3        (53.8)         (1.8)      (28.1)
INTEREST INCOME                   1.4          5.2           2.1         4.9
INTEREST EXPENSE                 (0.2)        (1.1)         (0.3)       (0.7)
OTHER INCOME                      1.3           --           0.5          --
                              -------      -------       -------     -------
INCOME (LOSS) BEFORE INCOME
  TAXES                           4.8        (49.7)          0.5       (23.9)

INCOME TAXES                       --           --           0.1          --
                              -------      -------       -------     -------
NET INCOME (LOSS)                 4.8%       (49.7)%         0.4%      (23.9)%
                              =======      =======       =======     =======

GROSS MARGIN ON SALES           24.3%         (3.1)%        22.5%       11.0%
                              ======       =======       =======     =======


     Revenues. The Company's revenues increased 137% to $49.1 million for the three months ended December 26, 1999 from $20.7 million for the three months ended December 27, 1998. The Company's revenues increased 58% to $123.6 million for the nine months ended December 26, 1999 from $78.4 million for the nine months ended December 27, 1998. The growth in revenue on a quarterly and year-to-date basis was primarily due to higher

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


demand in the single carrier power amplifier ("SCPA") product line and achieving volume shipments of the new multi-channel power amplifier ("MCPA") product line.

     Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier
     ----------------
costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume and new products, radio frequency ("RF") semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of revenues increased by 74% to $37.2 million for the three months ended December 26, 1999 from $21.4 million for the three months ended December 27, 1998. The Company's cost of revenues increased by 37% to $95.8 million for the nine months ended December 26, 1999 from $69.7 million for the nine months ended December 27, 1998. The increases on a dollar basis for the three and nine months ended December 26, 1999 were due to higher production volumes associated with the increased revenues.

     Gross margin on sales was 24% for the three months ended December 26, 1999 as compared to (3)% for the three months ended December 27, 1998. Gross margin on sales was 23% for the nine months ended December 26, 1999 as compared to 11% for the nine months ended December 27, 1998. The increase in gross margin reflects lower per unit manufacturing costs driven by higher production volumes, product cost reduction initiatives, and the increased use of contract manufacturing. However, these cost improvements were partially offset by declining average sales prices in certain volume products.

     Research and Development.  Research and development ("R&D") expenses
     -------------------------
include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 22% to $5.6 million in the three months ended December 26, 1999 from $7.2 million in the three months ended December 27, 1998. The Company's R&D expenses decreased by 19% to $16.0 million for the nine months ended December 26, 1999 from $19.7 million in the nine months ended December 27, 1998. As a percentage of revenues, R&D expenses represented 12% of revenues for the three months ended December 26, 1999 as compared to 35% of revenues for the three months ended December 27, 1998. As a percentage of revenues, R&D expenses represented 13% of revenues for the nine months ended December 26, 1999 as compared to 25% of revenues for the nine months ended December 27, 1998. The decrease in R&D expenses on both a dollar and percentage of revenues basis reflects substantially higher revenue levels on a quarter and year-to-date basis and reduced expenses associated with completion of the new MCPA products in fiscal 2000.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses.

     The Company's SG&A expenses increased by 59% to $5.2 million in the three months ended December 26, 1999 from $3.3 million in the three months ended December 27, 1998. The Company's SG&A expenses increased by 29% to $14.0 million for the nine months ended December 26, 1999 from $10.9 million in the nine months ended December 27, 1998. As a percentage of revenues, SG&A expenses represented 11% of revenues for the three months ended December 26, 1999 as compared to 16% of revenues for the three months ended December 27, 1998. As a percentage of revenues, SG&A expenses represented 11% of revenues for the nine months ended December 26, 1999 as compared to 14% of revenues for the nine months ended December 27, 1998. The increase in SG&A expenses on a dollar basis for both the quarter and year-to-date are principally due to increased commissions and added maintenance and support for the new enterprise resource planning ("ERP") system.

     Interest Income.  Interest income for the three months ended December 26,
     ----------------
1999 decreased to $0.7 million from $1.1 million for the three months ended December 27, 1998. Interest income for the nine months ended December 26, 1999 decreased to $2.6 million from $3.9 million for the nine months ended December 27, 1998. The decrease in interest income for the three and nine months ended December 26, 1999 resulted from lower interest-bearing investment balances associated with the reduced average cash and cash equivalent balances.

     Interest Expense. Interest expense for the three months ended December 26,
     -----------------
1999 decreased to $0.1 million from $0.2 million for the three months ended December 27, 1998. Interest expense for the nine months ended December 26, 1999 decreased to $0.4 million from $0.6 million for the nine months ended December 27, 1998. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


decrease in interest expense for the three and nine months ended December 26, 1999 resulted from substantially reduced average borrowings levels.

     Other Income. Other income for the three and nine months ended December
     -------------
26, 1999 increased to $0.6 million from none for the three and nine months ended December 27, 1998. The increase in other income resulted from the sale of a light industrial building in December 1999 by the Company for $3.3 million, net of selling expenses. A gain, net of selling expenses, of $0.6 million was recognized on the sale. The related bank debt of $2.8 million that was secured by the building was retired upon the closing of the building sale.

     Income Taxes.  Due to the losses incurred by the Company in prior years
     -------------
and the related net operating loss carryforwards available to the Company, the Company did not record an income tax expense except for the minimum state income tax expense for the three and nine months ended December 26, 1999.

Liquidity and Capital Resources

     The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at December 26, 1999 consisted of cash, cash equivalents and short-term investments of $49.3 million and bank borrowing arrangements. The Company has a revolving line of credit of $10.0 million with a bank secured by the majority of the Company's assets. The line of credit was due to expire on January 31, 2000 and has been subsequently extended until December 31, 2000. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of December 26, 1999.

     The Company's working capital increased by $11.2 million to $83.6 million as of December 26, 1999 from $72.4 million as of March 31, 1999. The increase was primarily attributable to a $20.4 million increase in accounts receivable, a $10.1 million increase in accounts payable, and a $5.4 million increase in inventories which were partially offset by a $13.4 million decrease in cash, cash equivalents and short-term investments and a $6.6 million decrease in accrued liabilities. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

     Cash used by operations was $13.3 million for the nine months ended December 26, 1999 compared to cash used by operations for the nine months ended December 27, 1998 of $9.8 million. Cash used by operations for the nine months ended December 26, 1999 was principally the result of a $20.4 million increase in accounts receivable, which increased proportionately with revenue growth, combined with a $6.6 million reduction in accrued liabilities and a $5.4 million increase in inventories which were partially offset by a substantial decrease in net losses and a $10.1 million increase in accounts payable, which increased proportionately with production levels.

     The Company's investing activities during the nine months ended December 26, 1999 used cash of approximately $2.3 million as compared to providing $9.1 million of cash during the comparable period in the prior year. Cash used for investing activities during the nine months ended December 26, 1999 resulted primarily from $5.2 million additions to property and equipment, partially offset by $3.3 million in proceeds from the sale of a light industrial building by the Company. Capital additions for the nine months ended December 26, 1999 included manufacturing test and production equipment required to support new products, test equipment to support various research and development projects, and the ERP system.

     The Company's financing activities during the nine months ended December 26, 1999 provided cash of approximately $2.5 million as compared to cash used of $9.4 million during the comparable period in the prior year. Cash provided by financing activities during the nine months ended December 26, 1999 was the result of $6.7 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $4.2 million in repayments of debt and capital lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The Company anticipates spending approximately $12.3 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements, development projects and facilities expansion. Based on the Company's current working capital position, the cash flows the Company expects to generate from the remainder of fiscal 2000 operations, and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

Factors Affecting Future Operating Results

     Customer Concentration; Dependence on Nortel.  The wireless infrastructure
     --------------------------------------------
equipment market is dominated by a small number of large original equipment manufacturers ("OEMs"), including Ericsson, Lucent, Motorola, Nortel and Siemens AG. The Company's revenues are derived primarily from sales to a limited number of these OEMs, in particular, Nortel. For the nine months ended December 26, 1999, Nortel accounted for approximately 75% of revenues. During the nine months ended December 27, 1998, Nortel, QUALCOMM, and LGIC accounted for approximately 77%, 10%, and 10% of revenues, respectively. Furthermore, a substantial portion of revenues from Nortel in fiscal 2000 to date, fiscal 1999, fiscal 1998 and fiscal 1997 resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company and Nortel have an agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. In September 1999, the Company announced that it expected that it would not be developing products for Nortel but that it will continue to supply Nortel with existing products. There can be no assurance that Nortel will purchase existing products from the Company in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Company or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Nortel, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business financial condition and results of operations could be materially
adversely affected.   Further, if the Company were to lose Nortel or any other
major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, financial market turmoil and economic downturn in Korea may have a material adverse effect on the Company's sales of its products to Korean customers because a majority of the Company's products ordered by the Korean OEMs and network operators to date relate to the build-out of the Korean wireless networks. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Korean and other Asian financial markets may have the effect of making the Company's products more expensive to the Korean OEMs than those of other manufacturers whose products are priced in one of the affected Asian currencies, and, therefore, the Korean OEMs may reduce future purchases of the Company's products. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel and other major OEM customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

     Fluctuations in Operating Results.  The Company's quarterly and annual
     ----------------------------------
results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and product mix; subcontractor

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

performance; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; changes in inventory levels; and, most recently, the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in fiscal 1999 and the latter part of fiscal 1998, caused significant fluctuations in the Company's product sales during that period of time as a result of softening demand in the TDMA, GSM and CDMA PCS markets. There can be no assurance that the Company will not experience such fluctuations in the future, and, in fact, the Company experienced a significant reduction in product revenue in fiscal 1999. The Company does not believe that it will have the annual revenue growth it experienced in fiscal 1998 or in the first nine months of fiscal 2000, in the future, if at all. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

     Declining Average Sales Prices.  The Company has experienced, and expects
     -------------------------------
to continue to experience, declining average sales prices for its products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Quality, Performance and Reliability.  The Company expects that
     ---------------------------------------------
its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. RF amplifiers as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures. The Company has from time to time in the past experienced product quality, performance or reliability problems. In addition, multi-carrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future that may have a material adverse effect on the Company's business, financial condition and results of operations.

     Internal Amplifier Design and Production Capabilities of OEMs.  The
     --------------------------------------------------------------
Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. The Company also believes that those OEMs that purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant RF amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

affected. For example, the Company's failure to obtain orders for its new products from customers other than Nortel at the level previously ordered by Nortel or if Nortel fails to purchase similar levels of existing products, could have a material adverse effect on the Company.

     Rapid Technological Change; Evolving Industry Standards; Dependence on New
     --------------------------------------------------------------------------
Products.  The markets in which the Company and its OEM customers compete are
---------
characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving RF modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. For example, continued softening of demand in the TDMA, GSM or CDMA PCS markets or failure of another modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

     Risks Associated with Internal Wafer and Device Fabrication.  The
     ------------------------------------------------------------
Company's operation of its wafer and device fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply for certain components and services, and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's business, financial condition and results of operations. The design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, quality control of the packages, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that the Company will be able to achieve acceptable production yields in the future. In addition, the Company's wafer and device fabrication facility represents a single point of failure in its manufacturing process that would be costly and time consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations or the loss of employees dedicated to the wafer and device fabrication facilities could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to maintain acceptable wafer and device production levels, will have a material adverse effect on the Company's business, financial condition and results of operations.

     Sole or Limited Sources of Materials and Services.  The Company currently
     --------------------------------------------------
procures from single sources certain components and services for its products including, but not limited to, turnkey amplifier assemblies and specialized RF components. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Furthermore, the Company began outsourcing assembly of some of its higher volume power amplifiers to a contract manufacturer during the third quarter of fiscal 1999. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturers, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Risks of International Sales.  Sales outside of the United States were
     -----------------------------
86%, 84% and 84% for the three months ended December 26, 1999, the nine months ended December 26, 1999 and fiscal 1999, respectively. Sales outside of the United States were 91%, 88% and 95% for the three months ended December 27, 1998, the nine months ended December 27, 1998 and fiscal 1998, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors, representatives and customers, reduced protection of intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

     Reliance upon Growth of Wireless Services.  Sales of power amplifiers to
     ------------------------------------------
wireless infrastructure equipment suppliers have in the past accounted, and are expected in the future to account, for substantially all of the Company's product sales. Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases more slowly than the Company or its OEM customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected.

     Market for the Company's Products Is Highly Competitive.  The wireless
     --------------------------------------------------------
communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and sustain profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers.

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

     Uncertain Protection of Intellectual Property.  The Company's ability to
     ----------------------------------------------
compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

     Risk of Third Party Claims of Infringement.  The communications equipment
     -------------------------------------------
industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology.

     Government Regulation of Communications Industry.  Radio frequency
     -------------------------------------------------
transmissions and emissions, and certain equipment used in connection therewith are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Environmental Regulations.  The Company is subject to a variety of local,
     --------------------------
state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations.

     Management of Growth; Dependence on Key Personnel.  The Company's business
     --------------------------------------------------
has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and in particular its manufacturing operations, to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees in the past and could in the future. Such losses could have a material adverse effect on the Company.

     Volatility of Stock Price.  The market price of the shares of Common Stock
     --------------------------
has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's operating results, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's Common Stock has fluctuated significantly in the past. During fiscal 1998, the market price fluctuated from a low of $10.75 to a high of $66.375. During fiscal 1999, the market price fluctuated from a low of $8.00 to a high of $20.675. During the first three quarters of fiscal 2000, the market price of the Company's Common Stock fluctuated from a low of $8.875 to a high of $35.250. On February 7, 2000, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $22.5625.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Pending Litigation.  Since December 23, 1997, a number of complaints have
     -------------------
been filed against the Company and certain of its officers in the Federal Court for the Northern District of California that allege violations of the federal securities laws. Similar complaints have been filed in California State court that allege violations of California State securities laws and California common law. The complaints have been consolidated in the federal and state courts, respectively. The plaintiffs in both the federal and state lawsuits purport to represent a class of persons who purchased the Company's securities during the period of July 17, 1997 through October 23, 1997. The complaints allege that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are completely without merit and will vigorously defend itself. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the suits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted and will likely continue to result in the diversion of management's attention from the day to day operations of the Company's business. Although the Company does not believe that it or any of its officers has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Year 2000 Readiness

     Many installed computer programs were written using a two-digit date field rather than a four-digit date field to define the applicable year. Such computer programs utilizing a two-digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities.

     To date, the Company has not experienced disruptions in its business related to the Year 2000 Issue. However, the Company cannot provide any assurance that no Year 2000 Issues will impact its systems, products or other aspects of its business in the future. The Company has taken steps to address the Year 2000 Issue in the following three areas: 1) the Company's internal systems, 2) the Company's products and 3) the Company's suppliers. All networks, desktops, application servers and operating systems have been found compliant and/or remediation is complete. With respect to business applications software, the Company installed a new enterprise wide computer software system in July 1998 that has been tested and is Year 2000 compliant. The Company also initiated a project in September 1998 to assess the extent of the Year 2000 Issue in the remaining business systems

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and in the embedded systems used in its product development and manufacturing operations. Until very recently the Company's products did not contain embedded systems to which Year 2000 compliance would be necessary. The Company's latest multicarrier product does include date stamp functionality and has been determined to be Year 2000 compliant. All of the new products are being manufactured using only hardware, software, or firmware that is currently Year 2000 compliant. In addition, certain of the materials and supplies critical to production and delivery of the Company's products are furnished by a limited number of suppliers, and in some cases a sole supplier. Key suppliers to the Company and its contract manufacturer, GSS/Array Technology, have not experienced disruptions in their business related to the Year 2000 Issue. However, the Company cannot provide any assurance that no Year 2000 Issue will effect its suppliers or contract manufacturer in the future. The Company estimates that the costs of the Year 2000 Issue assessment and required remedial work was approximately $350,000 in total. Substantially all necessary remedial work was completed by the end of December 1999.

     The Company believes that any disruptions to its business from the Year 2000 Issue could have a material impact on operating expenses, but that the effect on revenues would not be material. The most likely effect of failures related to the Year 2000 Issue would be:

     1)  Business systems - Overtime work required of Company employees and the
         ----------------
         temporary use of outside resources, to repair failed software and process transactions manually until repairs are completed.

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

     The Company believes these failures to be unlikely. Periodic updates regarding the Year 2000 status are provided to both the Company's executive staff and the Audit Committee of the Board of Directors. The Company also recognized the need for contingency planning, and had such plans in place by December 1999. These plans included stockpiling of components or semi-finished products to avoid product shipment delays.

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

     The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio and outstanding debt balances.
The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year to greater than 10 years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at December 26, 1999 and March 31, 1999 (dollars in thousands).


                                            December 26,     March 31,
                                                1999            1999
                                            ------------    ------------
Average fixed interest rate                          6.2%            6.6%
                                            ============    ============

Amortized cost                              $     36,680    $     36,280
                                            ============    ============
Fair value                                  $     36,116    $     36,417
                                            ============    ============

Contractual maturity dates:
     Less than 1 year                       $      7,650    $         --
     1 to 5 years                                 24,966          28,117
     5 to 10 years                                    --              --
     Greater than 10 years                         3,500           8,300
                                            ------------    ------------
                                            $     36,116    $     36,417
                                            ============    ============


     At December 26, 1999 the Company had variable rate debt of $2.1 million at a rate equal to the Treasury Rate plus 2.75%. A hypothetical 10 percent change in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

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


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits
          --------

            Exhibit
            Number                           Description
            -------    --------------------------------------------------------
              27.1     Financial Data Schedule.


(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K
--------------------
          during the quarter ended December 26, 1999.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the ] undersigned thereunto duly authorized.

                                             SPECTRIAN CORPORATION
                                                  (Registrant)


Dated: February 9, 2000                By:    /s/  MICHAEL D. ANGEL
                                            -------------------------
                                                Michael D. Angel
                                            Executive Vice President,
                                           Finance and Administration,
                                      Chief Financial Officer and Secretary
                                             (Authorized Officer and
                                           Principal Financial Officer)


                              INDEX TO EXHIBITS


                                                               Sequentially
Exhibits                     Description                       Numbered Page
--------    -----------------------------------------------    --------------
    27.1    Financial Data Schedule                                  27

