Form 10-K
period 2000-03-31
SPECTRIAN CORP /CA/
filed 2000-06-29
CIK 925054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000.

     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to
     ____________________.

     Commission file number: 0-24360


                              SPECTRIAN CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                            77-0023003
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


         350 West Java Drive,                                     94089
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 23, 2000 as reported on the Nasdaq National Market, was approximately $112,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 23, 2000, registrant had outstanding 10,943,103 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2000 Annual Meeting of Stockholders.

                              SPECTRIAN CORPORATION

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                          FOR YEAR ENDED MARCH 31, 2000

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business............................................................  3
Item 2.  Properties.......................................................... 17
Item 3.  Legal Proceedings................................................... 17
Item 4.  Submission of Matters to a Vote of Security Holders................. 17


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................... 18
Item 6.  Selected Consolidated Financial Data................................ 19
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 38
Item 8.  Financial Statements and Supplementary Data......................... 38
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 38


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................. 40
Item 11. Executive Compensation.............................................. 40
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 40
Item 13. Certain Relationships and Related Transactions...................... 40


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 41

         Signatures.......................................................... 45

                                     PART I

ITEM 1.  BUSINESS

         The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the heading "Factors Affecting Future Operating Results" and elsewhere in this Annual Report on Form 10-K.

General

         Spectrian Corporation ("Spectrian" or "the Company") designs, manufacturers and markets high-power radio frequency ("RF") amplifiers and semiconductor devices, through its division that operates under the trade name UltraRF, for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including Advanced Mobile Phone Services ("AMPS"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA"), Personal Communications System ("PCS"), Global System for Mobil Communications ("GSM"), Wireless Local Loop ("WLL"), and IMT-2000. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography. The Company's semiconductor devices are key components of a power amplifier.

         UltraRF operates its own wafer fabrication facility that utilizes bipolar and laterally diffused metal oxide semiconductor ("LDMOS") technologies. This facility is capable of processing metal oxide semiconductor ("MOS") devices with gold metallization. Using this fabrication facility, UltraRF produces high-power, high-performance LDMOS RF power semiconductors, which are one critical enabling component in the design and manufacture of second and third generation wireless infrastructure equipment. In addition to its own unique designs, UltraRF also produces functional equivalents to some devices provided by other manufacturers.

Industry Background

         The market for cellular, PCS and WLL communications services (collectively known as "wireless" services) has grown significantly during the past decade, due to decreasing prices for wireless handsets, increasing competition among service providers and a greater availability of high quality services and RF spectrum. In addition, several developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks. Emerging bi-directional wireless data applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue-generating traffic on their networks.

         A typical wireless communications system comprises a geographic region containing a number of cells, each of which contains a cell site (or "base station"), which are networked to form a service provider's coverage area. Each base station houses the equipment that sends telephone calls to/from the switching office of the local wireline telephone company and transmits and receives calls to the wireless users within the cell. A base station contains a fixed number of RF channels; in a single carrier system, each separate channel requires a separate transceiver, single channel power amplifier and tunable cavity filter, feeding an antenna to transmit the outgoing signal to the wireless telephone user. The power amplifier receives a low-level signal from the transceiver and significantly boosts the power of that signal so that it can be broadcast throughout the cell, which typically covers a geographic area up to five miles in radius. The RF power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal.

         Traditional cellular systems based on analog technology operate in the frequency range of 800 MHz to 1000 MHz and are capable of carrying only one call per "channel" in the allocated spectrum. Analog cellular systems are being supplanted by digital systems, which convert voice transmissions into bits of electronic information and thereby more efficiently use the finite RF spectrum allocated to wireless transmissions to serve growing demand. The three dominant digital transmission modulation formats for cellular and PCS networks (GSM, TDMA and CDMA) allow a digital network to have a call capacity of three to eight times that of an analog network. In addition to the growth in digital cellular networks, the new digital PCS networks continue to grow. PCS networks operate in the 1800 MHz to 2000 MHz frequency range and typically have a smaller coverage area per base station than their digital cellular counterparts. Thus PCS networks need two to three times as many base stations (and power amplifiers) as digital cellular networks. The implementation of these digital and PCS networks has resulted in an increased demand for network infrastructure equipment.

         Wireless carriers are also increasing system capacity by implementing dynamic channel allocation, which allows the service provider to automatically move available unused channels from less active base stations to busier adjacent base stations as the demand load moves, such as during commuter rush hours. Systems with dynamic channel allocation require multicarrier power amplifiers, which can simultaneously broadcast signals using multiple transmission standards over a variable number of channels. The need to increase system capacity, combined with the development of multicarrier power amplifiers, has also led many wireless carriers to transition from "macrocell" base stations, which typically have a five mile radius, to microcells. When the number of subscribers within the macrocell exceeds the capacity of its equipment, the cell can be split into several smaller microcells to avoid a degradation in service. The geographic range of these microcells is smaller; hence more microcells are required in order to increase the capacity of the overall system. Microcells also require equipment that consumes less power and is less expensive per channel at each base station than macrocells.

         Wireless carriers' ability to more effectively manage the scarce spectrum resources and accommodate a larger number of subscribers is dependent on their ability to broadcast signals with high "linearity." Linearity is the degree to which amplified signals remain within their prescribed band of the spectrum with low distortion or interference from adjacent channels. In the base station network, RF power amplification is generally the greatest source of signal distortion. Consequently, obtaining RF power amplifiers with high linearity is critical to a service provider's ability to reduce interference levels and thereby increase system capacity. Not surprisingly, higher network linearity is required as the industry transitions from analog to digital technologies to prevent interference between adjacent frequency channels. Multicarrier power amplifiers, which are critical to the use of dynamic channel allocation and microcells, require leading edge linearity technology to function properly. Substantial investment and technical expertise are required to design and manufacture single and multicarrier RF power amplifiers with high linearity, low cost, high efficiency and high reliability; all of which are critical to the network and the service.

         An emerging trend in the wireless communications industry is the convergence of Internet high speed access with mobile and fixed wireless systems. Cellular and PCS systems are currently adopting limited Internet capability, and many traditional mobile communications systems providers are attempting to provide high Internet access speeds which, Spectrian anticipates, will create opportunities for new systems to gain market acceptance. However, few wireless systems which allow greater than 14 kbps data transmission have been deployed for commercial systems.

         The growth of infrastructure equipment purchases is, however, impacted by the industry's focus on price reductions. J.D. Power and Associates notes that even though minutes of use have nearly doubled from 1998 to 1999, the average household wireless charges have been flat or declined. Competition between network operators for subscribers is significant and influenced by subscriber plans that include a single rate, free long-distance, no roaming charges and free minutes of use. This pricing pressure extends to the equipment manufacturers, including suppliers of amplifiers and components

Amplifier Division

The Spectrian Solution - Amplifier Division

         Spectrian's Amplifier Division ("Amplifier Division") designs, manufactures and markets highly linear RF power amplifiers that seek to address the needs of wireless infrastructure original equipment manufacturers ("OEMs") and their service provider customers. The Amplifier Division's amplifiers provide significant advantages to its customers, including:

         High Linearity. The Amplifier Division has developed the multiple technological competencies and disciplines required to achieve high linearity in its amplifiers. These competencies and disciplines include thermal and mechanical packaging design, advanced circuit design, linear correction technologies, advanced signal processing techniques, control systems and computer aided design and modeling. Spectrian believes that the high degree of linearity of the Amplifier Division's power amplifiers enables its customers to furnish wireless services with high capacity base station equipment at low capital cost per subscriber.

         Time to Market and Volume Manufacturing. The Amplifier Division's design processes aid it in addressing wireless infrastructure equipment suppliers' quantity and time to market requirements for power amplification products. The Amplifier Division designs its amplifiers to be manufactured in high volumes at low cost. Power amplifiers have historically been difficult to manufacture in high volumes due to the labor intensive nature of the manufacturing process and the complexities of RF power technology. The Amplifier Division's experience with automated testing, which is faster than manual testing with replicable results, enables the Amplifier Division to transfer manufacturing to outsource partners in lower cost areas of the world and to achieve high volume at low cost with a variable cost model.

          Standards Independence. The Amplifier Division's technologies support every major wireless modulation standard, and its multicarrier power amplifiers support several standards simultaneously. Certain of the Amplifier Division's single carrier products support both analog and digital standards in a dual mode format. The Amplifier Division believes that this breadth of product functionality is important to wireless service providers as they upgrade their cellular infrastructure equipment and implement digital systems in an environment characterized by evolving industry standards and new spectrum allocation.

         Quality and Reliability. The Amplifier Division strives to design its power amplifiers to be reliable in the field. The Amplifier Division's integrated design and manufacturing processes are important factors contributing to its ability to develop and produce reliable power amplifiers. In order to further address customer requirements for power amplifier quality and reliability and to ensure process quality control, the Amplifier Division has implemented a continuous process improvement program throughout its operations and the Company is ISO 9001 certified.

         Multicarrier Functionality. The Amplifier Division develops and supplies multicarrier amplifiers that integrate the functions of multiple single carrier power amplifiers into a single smaller unit while simultaneously eliminating the need for certain filters. The Amplifier Division believes the ability of its multicarrier products to combine multiple digital and analog channel schemes enables carriers to maintain backward compatibility as they add digital transmission and implement dynamic channel allocation solutions. In addition, multicarrier units can potentially reduce service providers' equipment and maintenance costs and space requirements, thereby facilitating the implementation of microcells.

Spectrian Strategy - Amplifier Division

         The Amplifier Division's objective in fiscal 2000 was to focus on the multicarrier power amplifier market, to diversify its customer base, and to maintain the Amplifier Division's position in single-carrier power amplifier markets.

         Focus on the multicarrier power amplifier market. With a new suite of multicarrier power amplifiers, the Amplifier Division has enabled network operators to address some of the challenges of deploying high power digital base stations, including those operators which are adding digital signals to an existing analog network, without decreasing the analog cell site coverage. In addition during fiscal 2000, the Amplifier Division shipped a full-bandwidth multicarrier amplifier for high-volume PCS applications using a new architecture.

         Diversify the customer base. In fiscal 2000, the Amplifier Division diversified its customer base by adding multicarrier and wideband CDMA customers such as Metricom.

         Maintain its market position in single carrier power amplifiers. In fiscal 2000, the Amplifier Division maintained its market position in single carrier power amplifiers through volume manufacturing with outsource partners and with periodic redesigns for cost reductions. From time to time, the Amplifier Division will pursue new opportunities with single carrier designs if the return on investment is competitive with multicarrier or wideband opportunities.

         Outsource power amplifier manufacturing. During fiscal 1999 and fiscal 2000, the Amplifier Division transferred the manufacturing of its high-volume single carrier power amplifiers to a contract manufacturer in Thailand. This transition allowed the Amplifier Division to lower overhead spending through a reduction in fixed costs and labor rates while maintaining its manufacturing standards.

Markets - Amplifier Division

         Wireless systems have historically employed analog transmission formats, certain of which have been adopted as industry standards. The need to accommodate a growing wireless customer base within a finite amount of spectrum has, however, encouraged a worldwide transition from analog standards to various digital technologies which are significantly more efficient. Current analog standards include AMPS, Total Access Communications System ("TACS") and Nordic Mobile Telephone ("NMT"). Current digital standards include TDMA, GSM and EDGE, CDMA (1595ARB), CDMA 2000 (1595C) and Personal Digital Cellular ("PDC").

         The following chart illustrates these existing and developing standards for wireless communications, and the shaded areas represent markets and/or regions served and standards supported by the Amplifier Division's current product offerings.




--------------------------------------------------------------------------------------------------------------------
                               Major Wireless Standards by Region (frequencies in MHZ)

--------------------------------------------------------------------------------------------------------------------
                               Americas                Europe               Asia Pacific              Japan
                                 (MHZ)                  (MHZ)                  (MHZ)                  (MHZ)
------------------------ ---------------------- ---------------------- ----------------------- ---------------------
        Analog                AMPS (800)           NMT (450, 900)          NMT (450, 900)           NTT (800)
       Cellular                                      TACS (900)              TACS (900)            JTACS (800)
                                                     AMPS (800)              AMPS (800)
------------------------ ---------------------- ---------------------- ----------------------- ---------------------
        Digital               CDMA (800)              GSM (900)           CDMA (800, 900)           PDC (1500)
       Cellular               TDMA (800)                                    CDMA (2000)             JDC (800)
                               GSM (800)                                     GSM (900)              CDMA (800)
                                 EDGE                   EDGE                    EDGE                    HDR
                                                                          TDMA (450, 800)
------------------------ ---------------------- ---------------------- ----------------------- ---------------------
          PCS                 CDMA (1900)            GSM (1800)          CDMA(1900)&(1800)          PHS (1900)
                              CDMA (2000)               EDGE                CDMA (2000)
                              TDMA (1900)                                    GSM (1800)
                               GSM (1900)                                      EDGE
                                 EDGE

------------------------ ---------------------- ---------------------- ----------------------- ---------------------
       Wideband           IMT-2000 (2.1 GHz)     IMT-2000 (2.1 GHz)      IMT-2000 (2.1 GHz)      IMT-2000 (2.1 GHz)
      3G & WCDMA             WCS (2.3 GHz)                              Korean WLL (2.4 GHz)
------------------------ ---------------------- ---------------------- ----------------------- ---------------------


         The Amplifier Division believes that the potential for wireless communications in countries without reliable or extensive wireline systems may be significant. The cost of building and maintaining a wireless network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may be providing the primary service platform for both mobile and fixed telecommunications. In addition, if technological advances and price decreases continue to occur, a market in the United States and other developed countries for wireless data service may emerge.

Products - Amplifier Division

         The Amplifier Division designs highly linear power amplifiers that address the specific requirements of its OEM customers and the market in general. The Amplifier Division's product strategy is to support multiple wireless systems and standards.

           Most existing wireless systems use lower cost single carrier power amplifiers. The following table provides a list of standards for which The Amplifier Division currently provides in its single carrier amplifiers:

-----------------------------------------------------------------------------
                Spectrian Single Carrier Amplifier Configurations

-----------------------------------------------------------------------------
Standard                                   Frequency            Power
                                             (MHZ)             (Watts)
--------------------------------------------------------- -------------------
Analog Cellular:
   AMPS, CDPD                               869-894             45,65
   TACS                                     917-950               65
--------------------------------------------------------- -------------------
Digital Cellular:
   TDMA                                     485-495               50
   TDMA                                     869-894             25,50
   CDMA                                     869-894               25
   GSM                                      925-960               30
--------------------------------------------------------- -------------------
PCS:
   GSM 1800                                1805-1880              30
   CDMA                                    1930-1990            20,25
   GSM 1900                                1930-1990              30
   CDMA                                    1805-1870              25
--------------------------------------------------------- -------------------
WCS:
   32-QAM                                  2305-2360              63
--------------------------------------------------------- -------------------
WLL:
   Wideband CDMA                           2370-2400           10,20,40
--------------------------------------------------------- -------------------
IMT 2000:
   W-CDMA                                  2110-2170              25
--------------------------------------------------------- -------------------


         While many existing wireless systems use single carrier power amplifiers, the Amplifier Division believes that more wireless systems will use multicarrier power amplifiers in the future. To meet this market trend, the
Amplifier Division also offers multicarrier amplification products. The following table provides a list of the standards for multicarrier amplifiers offered by the Amplifier Division:


--------------------------------------------------------------------------------
                 Spectrian Multicarrier Amplifier Configurations

--------------------------------------------------------------------------------
Standard                           Frequency        Power           Typical
                                     (MHZ)         (Watts)         Linearity
                                                                     (dBc)*
------------------------------------------------ ------------- -----------------
AMPS
TDMA
CDMA                                869-894         60-350            -65
CDPD
CDMA 2000
------------------------------------------------ ------------- -----------------
CDMA
TDMA                               1805-1990        25-100            -55
CDMA 2000
------------------------------------------------ ------------- -----------------
IMT-2000                           2110-2170        30-60             -60
------------------------------------------------ ------------- -----------------


*Carrier to Intermodulation Distortion Ratio.

         The Amplifier Division's amplifiers can be configured as either separate plug-in amplifier units or integrated subsystems and range in price from approximately $500 to $30,000. A plug-in amplifier unit consists of a cast housing, which provides thermal management, and contains a RF amplifier pallet combined with a digital control interface module. A power amplifier subsystem consists of multiple cast housings and adds signal processing to enhance linearity. The Amplifier Division's products are integrated into base station systems designed and/or manufactured by its OEM customers, and therefore must be engineered to be compatible with industry standards, as well as customer specifications including frequency, power and linearity.

OEM Customers, Sales and Marketing - Amplifier Division

         Network operators obtain their equipment from a concentrated group of large wireless infrastructure OEMs. The Amplifier Division believes that Lucent Technologies, Inc. ("Lucent"), Ericsson, Motorola Corporation ("Motorola"), LG Information and Communications Limited ("LGIC"), Siemens AG ("Siemens"), Nortel, and Nokia OY ("Nokia") supplied over 80% of the wireless infrastructure equipment installed worldwide in 1999. Many of these OEMs manufacture most of their base station components, including the power amplifier, internally. In response to competition and as the performance requirements of certain components increase, many of these OEMs have begun to outsource power amplifier manufacturing to companies like Spectrian. To succeed in capturing orders from these OEMs, independent power amplifier suppliers must rapidly bring to market products that are highly linear, can be produced in volume cost-effectively, support multiple standards and are reliable in the field.

         Other current customers include worldwide operators of wireless networks such as AT&T Wireless Services ("AT&T Wireless"), BellSouth Cellular Corp. ("Bellsouth") and GTE Wireless Services Corporation ("GTE Wireless"). As these operators upgrade their networks, they often work directly with independent power amplifier manufacturers to ensure new products are compatible with their existing network, support increased coverage areas, and provide high linearity.

         The Amplifier Division sells power amplifiers to a limited number of OEMs in North America, Europe and Asia principally through its direct sales organization. During the year ended March 31, 2000 ("fiscal 2000"), Nortel accounted for approximately 72% of net revenues. During the year ended March 31, 1999 ("fiscal 1999"), Nortel and LGIC accounted for approximately 76% and 11% of net revenues, respectively. During the year ended March 31, 1998 ("fiscal 1998"), Nortel and LGIC accounted for approximately 79% and 14% of net revenues, respectively.

         Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Amplifier Division's products. The Amplifier Division's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Amplifier Division and Nortel have a demand-pull supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Amplifier Division. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Amplifier Division's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which adversely affect the Amplifier Division's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales.

         In September 1999, the Amplifier Division announced that it was not developing products for new Nortel platforms but that it will continue to supply Nortel with existing products. There can be no assurance that the Company will be able to design additional new products for Nortel in the future or that Nortel will purchase existing products from the Amplifier Division in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Amplifier Division or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Amplifier Division's amplifiers by Nortel, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Amplifier Division's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Factors Affecting Future Operating Results - Customer Concentration, Dependence on Nortel."

         If the Amplifier Division's current or new customers do not generate sufficient demand for the Amplifier Division's new products replacing prior demand from Nortel, the Amplifier Division's business financial condition and results of operations could be materially adversely affected. Further, if the

Amplifier Division were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease, the Amplifier Division's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Amplifier Division's products. The Amplifier Division expects to incur increasing pricing pressures from Nortel and other major OEM customers in future periods, which could result in declining average sales prices and gross margins for the Amplifier Division's products. See "MD&A - Factors Affecting Future Operating Results - Customer Concentration, Dependence on Nortel."

Sales and Marketing - Amplifier Division

         The Amplifier Division employs a customer focused, team based direct sales approach to satisfy the power amplification needs of its customers. Sales to large OEM customers require close account management by Company personnel and relationships at multiple levels of its customers' organizations, including management, engineering and purchasing personnel. In addition, the Amplifier Division's application specific amplification products require experienced sales personnel to match the customer's amplification requirements to the Amplifier Division's product capabilities. The Amplifier Division believes that close technical collaboration with the customer during the design phase of new wireless infrastructure equipment is critical to the integration of its amplification products into the new equipment. This allows the Amplifier Division's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the Spectrian product to the customer's specification.

         As part of the effort to diversify its product base, the Amplifier Division began to sell multicarrier amplifier systems (including filters and combiners) directly to service providers in fiscal 1997. The Amplifier Division recognizes that these sales may be in conflict with potential or current OEM sales and is willing to work with its OEM equipment suppliers so that the service provider receives a Spectrian power amplifier system directly or through the OEM. There can be no assurance that the Amplifier Division's direct sales to service providers will not cause its OEM equipment suppliers to reduce orders or terminate their relationship with the Amplifier Division. Any such reduction or termination could have a material adverse effect on the Amplifier Division's business, financial condition and results of operations.

         The Amplifier Division also markets its products with the assistance of independent sales representatives in various parts of the world. The Amplifier Division has one independent sales representative in the United States; three sales representatives in Europe covering Austria, Finland, France, Germany, Italy, Sweden and Switzerland; one sales representative dedicated to each of Japan and Israel and a sales supports organization in South Korea. The Amplifier Division continuously evaluates whether to establish direct sales forces or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of potential sales opportunities. The Amplifier Division's direct sales staff provides sales direction and support to its international sales representatives. Sales outside of the United States represented 87%, 84% and 95% of net revenues in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The Amplifier Division expects that international sales will continue to account for a significant portion of its revenues.

Manufacturing - Amplifier Division

         In Sunnyvale, California, the Amplifier Division currently manufactures low-volume single carrier and multicarrier power amplifier products, and services all of its power amplifier products. During fiscal 1999 and fiscal 2000, the Amplifier Division transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. In fiscal 2001, the Amplifier Division intends to transfer the remaining power amplifier production in Sunnyvale to the contract manufacturer. The Amplifier Division's strategy is to utilize contract manufacturing to decrease the Amplifier Division's manufacturing overhead and the costs of its products, increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing.

         Demands of its customers drive the Amplifier Division to frequently introduce and rapidly expand volume of the manufacture of new products. This has caused the Amplifier Division to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies and overtime expenses, inefficient material procurement and an inability to realize economies of scale. These high manufacturing costs and production interruptions have had an adverse effect on the Amplifier Division's results of operations. In addition, the Amplifier Division has made and expects to continue to make pricing commitments to OEM customers in anticipation of achieving manufacturing cost reductions.

         The Amplifier Division's operation of its own manufacturing facilities in Sunnyvale entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply and a strict regulatory environment. Fixed costs consist primarily of occupancy costs, investment in manufacturing equipment, repair, maintenance and depreciation costs related to equipment and fixed labor costs related to manufacturing and process engineering. During periods of low demand such as evidenced in fiscal 1999, high fixed costs are likely to have a material adverse effect on the Amplifier Division's results of operations. The Company's outsourcing strategy is designed to address some of these issues. See "MD&A - Factors Affecting Future Op. Results - Risks Associated with Internal Wafer and Device Fabrication."

         The Amplifier Division expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Amplifier Division's products. Products as complex as those offered by the Amplifier Division often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Amplifier Division has from time to time in the past experienced product quality, performance or reliability problems. In addition, multicarrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. See "MD&A - Factors - Product Quality, Performance and Reliability."

         Amplifier Assembly and Test. The Amplifier Division's amplifier manufacturing activities consist of purchasing components, assembling and testing components and subassemblies, and integrating subassemblies into finished products for its lower volume amplifier products. The Amplifier Division's amplifiers are comprised of a variety of subassemblies and components designed or specified by the Amplifier Division, including housings, harnesses, cables, packaged RF semiconductors, semiconductor integrated circuits and printed circuit boards. Except for most RF semiconductors, these components and subassemblies are manufactured by third parties. Beginning in fiscal 1999, the Amplifier Division began utilizing the services of a turnkey contractor to assemble its high volume amplifier products. Regardless of whether the Amplifier Division assembles an amplifier in house or relies on a turnkey contractor, each of the Amplifier Division's products receives extensive in process and final quality inspections and tests.

         The Amplifier Division attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in the Amplifier Division's products are currently available only from single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, the Amplifier Division has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. If the Amplifier Division were unable to obtain sufficient quantities of components, delays or reductions in product shipments could occur which would have a material adverse effect on the Amplifier Division's business, financial condition and results of operations. See "MD&A - Factors Affecting Future Operations - Sole or Limited Sources of Materials and Services."

Research and Development - Amplifier Division

         The Amplifier Division's research and development organization designs high performance low cost, highly manufacturable power amplifiers. The Amplifier Division and UltraRF maintain separate research and development ("R&D") groups. The Amplifier Division's R&D group focuses on rapid development of new power amplifiers that are manufacturable in large volumes at low cost. This group creates new product platforms and leverages existing ones, reuses existing circuit topologies and introduces into production new correction, control and amplification concepts created by the group. The Amplifier Division uses an automated design environment to model amplifiers. This design environment, together with the Amplifier Division's modular product architecture and configurable core technologies, allow it to rapidly define, develop and deliver on a timely basis the new and enhanced products demanded by its OEM customers.

         The Amplifier Division historically has devoted a significant portion of its resources to research and development programs and expects to continue to do so.

Competition - Amplifier Division

         The Amplifier Division's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Inc., Amplidyne, Inc., Microwave Power Devices, Inc., NEC Corporation, Paradigm and Powerwave Technologies. Certain of these competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Amplifier Division and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Amplifier Division's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Amplifier Division's products. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market. The Amplifier Division expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Amplifier Division has experienced significant price competition, which has in the past affected gross margins. Certain of the Amplifier Division's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market. There can be no assurance that the Amplifier Division will not be subject to increased price competition or that the Amplifier Division will be able to compete successfully in the future. See "MD&A - Factors Affecting Future Operations - Internal Amplifier Design and Production Capabilities of OEMs" and "Market for the Company's Products is Highly Competitive."

         The markets in which the Amplifier Division and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Amplifier Division's strategy of rapidly bringing to market products customized for numerous and evolving modulation standards requires developing and achieving volume production of a large number of distinct products, the Amplifier Division's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Amplifier Division's future success. A softening of demand in the markets served by the Amplifier Division or a failure of a modulation standard in which the Amplifier Division has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Amplifier Division's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Amplifier Division's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Amplifier Division's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. See "MD&A - Factors Affecting Future Operations - Internal Amplifier Design and Production Capabilities of OEMs" and "Market for the Company's Products is Highly Competitive."

UltraRF Division

         In November 1999, the Company announced that its semiconductor division would begin to operate as an autonomous business unit within Spectrian named UltraRF. UltraRF is a developer, manufacturer and supplier of customizable and cost-effective RF power devices. These devices are a necessary component in the manufacture of wireless power amplifiers for mobile and fixed wireless infrastructure. Prior to November 1999, UltraRF sold its products almost exclusively to the Amplifier Division. Since that time, UltraRF also has focused on building its sales to other customers.

Spectrian Strategy - UltraRF Division

         UltraRF's objective is to expand its product offerings, develop and enhance key strategic alliances, expand and upgrade its fab capacity and selectively target key markets.

         Expand UltraRF Product Offerings. UltraRF intends to expand its product offerings in order to take advantage of the rapidly evolving wireless infrastructure market. In addition to increasing the range of discrete die and packaged devices that UltraRF offers to some of its customers, it also intends to offer increasingly integrated module solutions to these customers in order to satisfy their time-to-market requirements. In addition, UltraRF believes its module products will allow it to target customers with less RF device integration expertise.

         Expand Fab Capacity. UltraRF intends to expand its semiconductor manufacturing ("fab") capacity over the next 12 months. The fab's current capacity is 1000 four-inch wafers per month, which equates to approximately 2.0 million gross die of average size. During the next 12 months, UltraRF intends to convert its fab to produce six-inch wafers, which UltraRF believes will increase its gross wafer capacity. The primary motivation for the change to six-inch processing is to assure the availability of starting silicon wafers from top tier vendors, thus increasing quality and therefore yield. UltraRF believes increased fab capacity will better enable it to assure customers a steady supply of RF power devices and allow UltraRF to continue to fully supply customers should they demand a higher volume of products.

         Selectively Target Key Markets. UltraRF believes a component of its future success will be targeting individual customers with appropriate technology solutions at appropriate prices. To target customers with greater RF device integration experience, UltraRF will primarily market discrete RF power devices and die. With customers that require more integration technology and subsystem expertise, UltraRF intends to supply them with integrated module products. UltraRF believes that by developing a range of RF devices from discrete die to integrated modules, it can offer target customers appropriate product solutions, regardless of whether they possess RF device integration experience.

Products - UltraRF Division

         RF  products  are  available  in a  wide  variety  of  frequencies  and wattages,  allowing  customers to  determine  the most  appropriate  product for
varying   applications.   UltraRF   currently  offers  the  following   discrete
semiconductors for sale:




          Device                         Frequency (MHz)             Pout (watts)               Gain (dB)
          ------                         ---------------             ------------               ---------
   LDMOS - FET to 1GHz                        1,000                      10-80                  13.5 - 10.5
   LDMOS - FET to 2GHz                        2,000                     10-120                  11.5 - 7.5
   LDMOS - FET to 2.4GHz                   2,200-2,400                   25-45                    8.0-6.0
   Pulse Radar                               400-450              1000 watts (pulse)               11.0
   Bipolar Transistors                      450-2,000              1-60 (1000 pulse)             14.5-7.0


Manufacturing - UltraRF

         UltraRF manufactures semiconductor die entirely in its fab located in Sunnyvale, California. Final device assembly for discrete transistors is also completed in its Sunnyvale facility. Final functional testing and reliability engineering is performed in UltraRF's Sunnyvale facility. The semiconductor manufacturing plant comprises 50,000 square feet, with 8,500 square feet of class 100 clean room space with class 10 cells under clean hoods and 5,000 square feet of assembly area. The fab is one of the few facilities that processes silicon for high power RF LDMOS and RF bipolar transistors with gold interconnect. UltraRF is certified as an ISO 9001 facility.

Sales and Marketing - UltraRF

         In November 1999, UltraRF launched a brand recognition campaign, starting with a national press tour followed by press releases, technical articles and a customer presentation tour. UltraRF has established a representative network covering North America, Europe and the Pacific Rim.

Competition - UltraRF

         UltraRF competes against several well established manufacturers who produce semiconductor products for their own internal use, or their captive manufacturers, in the RF device market. Primary competitors are Motorola, Philips and Ericsson.

Research and Development - UltraRF

         The UltraRF research and development resources have been focused on the design of RF semiconductors and LDMOS power amplification modules ("PAM"). UltraRF also performs advanced research in device modeling and semiconductor process development.

Patents and Proprietary Technology

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company has been awarded 37 United States patents and 4 foreign patents, has 6 patents that have been allowed and has 18 United States patent applications pending and 28 foreign patent applications pending. See "MD&A - Factors... - Uncertain Protection of Intellectual Property."

         The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations. See "MD&A
- Factors... - Uncertain Protection of Intellectual Property."

         The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company could be required to pay substantial damages, indemnify its customers, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. See "MD&A - Factors... - Risk of Third Party Claims of Infringement."

         Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company's business, financial condition and results of operations would be materially adversely affected. See "MD&A - Factors... - Uncertain Protection of Intellectual Property."

Backlog

         The Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. As part of the Company's close working relationships with its major customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their power amplifiers, and if necessary, to inventory products at the Company's facilities for just-in-time delivery. Therefore, although contracts with such customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only a few days or weeks prior to the actual required delivery dates. In addition, these delivery schedules are shorter than the Company's manufacturing cycle time, which have required the Company to commit working capital to build and hold inventory and to take significant excess and obsolete inventory risks. The Company's customers may also cancel or defer orders without significant penalty.

Employees

         As of March 31, 2000, the Company had a total of 479 employees. However, as a result of the Company's decision to use contract manufacturing for the remaining power amplifier production in Sunnyvale, California, and other organizational restructuring, the number of employees is anticipated to be reduced by approximately 90 employees by the end of the third quarter of fiscal 2001. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

Management

         The executive officers of the Company are and certain information about them as of June 1, 2000 is as follows:

                   Name           Age                Position
                   ----           ---                --------
        Thomas H. Waechter......  47   President and Chief Executive Officer
        Michael D. Angel........  44   Executive Vice President, Finance and
                                       Administration, Chief Financial Officer
                                       and Secretary
        Christopher J. Tubis....  51   President, UltraRF Division
        Richard A. Johanson.....  57   Vice President of Human Resources



         Mr. Waechter joined the Company on March 31, 2000 as its President and Chief Executive Officer. From January 2000 until he joined the Company, Mr. Waechter was employed by Asyst Technologies, Inc. as its Senior Vice President of Global Business Operations. From September 1986 until January 2000, Mr. Waechter was employed by Schlumberger Ltd. in various management positions, most recently as its Vice President of Global Operations. Mr. Waechter holds a B.B.A. in Business Management from the College of William and Mary.

         Mr. Angel joined the Company in September 1999 as its Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary. From April 1994 until he joined Spectrian, Mr. Angel was employed by National Semiconductor Corporation in various management positions, most recently as its Director of Finance - Worldwide Manufacturing and Central Technology Operations. Mr. Angel has also held various positions with Hitachi Data Systems and
PricewaterhouseCoopers LLP. Mr. Angel holds a B.S. degree in Business Administration with a concentration in Accounting from California State University, Chico.

         Mr. Tubis, joined the Company in July 1999 as its President of the UltraRF division. From November 1993 until he joined Spectrian, Mr. Tubis was employed by National Semiconductor Corporation as its Vice President of Wireless. Mr. Tubis was educated in England and holds a OND/HNC Degree in Electronics from Lowestoft.

         Mr. Johanson joined the Company in June 1999 as its Vice President of Human Resources. From August 1979 until he joined Spectrian, Mr. Johanson was employed by Schlumberger Ltd. in various management positions, most recently as its Director of Human Resources. Mr. Johanson holds a B.A. degree in Education and an M.A. degree in Administration and Finance from San Jose State University.

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

         During the second quarter of fiscal 2000, the Company subleased its ancillary 40,000 square foot manufacturing facility in Rocklin, California to GPS Management Services, Inc. ("GPS"). GPS subsequently assigned the sublease to The Gap, Inc. for the remainder of the Company's lease term. The Rocklin facility has a sixty month term and expires in June 2003. In the first quarter of fiscal 2001, the Company entered into an agreement to lease 12,000 square feet of development and manufacturing space for its engineering design center in Quincy, Illinois. Pursuant to the terms of the lease agreement, the Company has agreed to lease this property for a term of two years (with two options to extend the lease for up to an additional four years) that expires in April 2002.

         In March 1997, through means of a limited liability company of which the Company owns 91.5%, the Company purchased a building of approximately 39,000 square feet in Sunnyvale, California located between the Company's two occupied buildings. In December 1999, the Company sold the building for net proceeds of approximately $3.3 million.

         In the fourth quarter of fiscal 2000, the Company leased approximately 21,500 square feet of a facility in Seoul, Korea for a one-year term expiring in February 2001. Administrative, development, manufacturing and repair functions for the Asia Pacific region are located in the facility.


ITEM 3. LEGAL PROCEEDINGS

         On May 19, 2000, the Company announced that it had reached a settlement in principle of the shareholder class action lawsuits which were filed in the United States District Court for the Northern District of California and the Superior Court of the State of California for Santa Clara County. The terms of the settlement will not have a material adverse effect on the Company's financial position or results from operations. The final settlement agreement is subject to Court approval and class notice provisions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

         The Company's Common Stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "SPCT" since August 4, 1994. The following table sets forth for the period indicated the high and low sale prices for the Common Stock, as reported by the Nasdaq National Market.

     Fiscal Year Ended March 31, 2000                    High            Low
                                                     -----------     -----------
         Fourth Quarter                              $    30.000     $    16.250
         Third Quarter                               $    35.250     $    21.266
         Second Quarter                              $    25.625     $    11.188
         First Quarter                               $    15.500     $     8.875


     Fiscal Year Ended March 31, 1999                    High            Low
                                                     -----------     -----------
         Fourth Quarter                              $    19.750     $     9.250
         Third Quarter                               $    14.500     $     8.375
         Second Quarter                              $    16.750     $    12.125
         First Quarter                               $    18.938     $    13.813


     The reported last sale price of the Company's Common Stock on the Nasdaq National Market on June 23, 2000 was $17.44. The approximate number of holders of record of the shares of the Company's Common Stock was 240 as of June 23, 2000. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 5,000 beneficial owners of its Common Stock.

         The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company has entered into a bank line of credit and the Company's agreement with such lender prohibits the payment of cash dividends without the prior written consent of the lender.

(b)      Report of offering securities and use of proceeds therefrom

         Not applicable.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                Fiscal Year Ended March 31,
                                                            ------------------------------------------------------------------------
                                                              2000              1999           1998           1997           1996
                                                            ---------         ---------      ---------      ---------      ---------
                                                                            (in thousands, except per share data)
Statement of Operations Data:

NET Revenues ..........................................     $ 163,567         $  99,331      $ 168,798      $  88,252      $  72,113
                                                            ---------         ---------      ---------      ---------      ---------

Costs and expenses:
  Cost of revenues ....................................       129,998            96,880        132,684         65,322         45,355
  Research and development ............................        22,488            26,735         18,644         17,230         14,548
  Selling, general and administrative .................        19,337            16,315         13,014          9,299          7,450
  Restructuring costs .................................         1,032(3)           --             --             --             --
                                                            ---------         ---------      ---------      ---------      ---------

     Total costs and expenses .........................       172,855           139,930        164,342         91,851         67,353
                                                            ---------         ---------      ---------      ---------      ---------

Operating income (loss) ...............................        (9,288)          (40,599)         4,456         (3,599)         4,760

Interest income .......................................         3,344             4,540          4,045            210            889
Interest expense ......................................          (473)             (853)          (710)          (602)          --
Other income, net .....................................           624              --            1,530           --             --
                                                            ---------         ---------      ---------      ---------      ---------

Income (loss) before income taxes .....................        (5,793)          (36,912)         9,321         (3,991)         5,649

Income taxes ..........................................            30                59            399           --              169
                                                            ---------         ---------      ---------      ---------      ---------

Net income (loss) .....................................     $  (5,823)        $ (36,971)     $   8,922      $  (3,991)     $   5,480
                                                            =========         =========      =========      =========      =========

Net income (loss) per share:(1)

    Basic .............................................     $   (0.56)        $   (3.50)     $    0.90      $   (0.49)     $    0.71
                                                            =========         =========      =========      =========      =========
    Diluted ...........................................     $   (0.56)        $   (3.50)     $    0.83      $   (0.49)     $    0.66
                                                            =========         =========      =========      =========      =========

Shares used in computing per share amounts:(1)
    Basic .............................................        10,426            10,568          9,881          8,150          7,684
                                                            =========         =========      =========      =========      =========
    Diluted ...........................................        10,426            10,568         10,701          8,150          8,363
                                                            =========         =========      =========      =========      =========


                                                                                            March 31,
                                                            ------------------------------------------------------------------------
                                                              2000              1999           1998           1997           1996
                                                            ---------         ---------      ---------      ---------      ---------
                                                                            (in thousands, except per share data)
Balance Sheet Data:
Working capital .......................................     $  80,668         $  72,399      $ 117,478      $  24,062      $  12,710
Total assets ..........................................       131,275           128,412        175,051         66,633         55,922
Debt and capital lease obligations, net of
current portion(2) ....................................         1,351             4,899          5,912          7,057           --
Total stockholders' equity ............................     $  98,985         $  95,968      $ 144,342      $  42,466      $  44,838

------------------
(1) See Note 1 of Notes to Consolidated Financial Statements herein for information concerning the per share computations.

(2) See Note 4 of Notes to Consolidated Financial Statements herein for a description of the Company's debt and lease obligations.

(3) See Note 11 of Notes to Consolidated Financial Statements herein for details of the restructuring.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Annual Report on Form 10-K.

Overview

         Spectrian designs, manufacturers and markets high-power RF amplifiers and semiconductor devices, for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including AMPS, TDMA, CDMA, PCS, GSM, WLL, and IMT-2000. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography. The Company's semiconductor devices are key components of a power amplifier.

         UltraRF, the tradename for the Company's semiconductor division, operates its own wafer fabrication facility that utilizes bipolar and LDMOS technologies. This facility is capable of processing MOS devices with gold metallization. Using this fabrication facility, UltraRF produces high-power, high-performance LDMOS RF power semiconductors, which are one critical enabling component in the design and manufacture of second and third generation wireless infrastructure equipment. In addition to its own unique designs, UltraRF also produces functional equivalents to some devices provided by other manufacturers.

         For the year ended March 31, 2000 ("fiscal 2000"), Nortel accounted for approximately 72% of net revenues. For the year ended March 31, 1999 ("fiscal 1999"), Nortel and LGIC accounted for approximately 76% and 11% of net revenues, respectively. During the year ended March 31, 1998 ("fiscal 1998"), Nortel and LGIC accounted for approximately 79% and 14% of net revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. In the fourth quarter of fiscal 1998, the fiscal year ended March 31, 1999, and the first and fourth quarters of fiscal 2000, product orders fell sharply resulting in substantial losses in those fiscal periods. There can be no assurance that the Company will not experience such fluctuations in the future. In September 1999, the Company announced that it expected that it would not be developing new products for Nortel but would continue to supply Nortel

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         During fiscal 2000, 1999 and 1998, sales outside of the United States were 87%, 84% and 95%, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Korea and France, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company.

         In Sunnyvale, California, the Company manufactures low-volume single carrier and multicarrier power amplifier products, and services all of its power amplifier products. In addition, the Company operates a four-inch semiconductor wafer fabrication facility and semiconductor assembly and testing operation in Sunnyvale, California. During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. In fiscal 2001, the Company plans to transfer the remaining power amplifier production in Sunnyvale to the contract manufacturer. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer in fiscal 1999 were higher than the savings from costs of products, which adversely affected the Company's gross margin for fiscal 1999. The Company anticipates that its gross margin will be adversely affected in fiscal 2001 during the transition of the remaining power amplifier production to the contract manufacturer. As a result of its wafer fabrication facility and other manufacturing and development infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to maintain profitability.

         The Company's semiconductor fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply for certain components and services, and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and wireless service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to realize economies of scale.

Results of Operations

         The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on revenues.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (CONTINUED)

                                                                          Fiscal Year Ended March 31,
                                                                     -------------------------------------
                                                                     2000            1999             1998
                                                                     -----           -----           -----
     NET REVENUES.........................................           100.0%          100.0%          100.0%
                                                                     -----           -----           -----

     COSTS AND EXPENSES:
        Cost of revenues..................................            79.5            97.6            78.6
        Research and development..........................            13.7            26.9            11.0
        Selling, general and administrative...............            11.8            16.4             7.8
        Restructuring costs ..............................             0.6              --              --
                                                                     -----           -----           -----
          Total costs and expenses........................           105.6           140.9            97.4
                                                                     -----           -----           -----

     Operating income (loss)..............................            (5.6)          (40.9)            2.6

     INTEREST INCOME......................................             2.0             4.6             2.4
     INTEREST EXPENSE.....................................            (0.3)           (0.9)           (0.4)
     OTHER INCOME (EXPENSE)...............................             0.4              --             0.9
                                                                     -----           -----           -----


     INCOME (LOSS) BEFORE INCOME TAXES....................            (3.5)          (37.2)            5.5

     INCOME TAXES.........................................              --              --             0.2
                                                                     -----           -----           -----

     NET INCOME (LOSS)....................................            (3.5)%         (37.2)%           5.3%
                                                                     =====           =====           =====

     Gross margin on REVENUES.............................            20.5%            2.4%           21.4%
                                                                     =====           =====           =====


Years Ended March 31, 2000 and 1999

         Net Revenues. The Company's net revenues increased 65% to $163.6 million for fiscal 2000 from $99.3 million for fiscal 1999. The growth in net revenue was primarily due to higher demand in the single carrier power amplifier ("SCPA") product line from Nortel and achieving volume shipments of the new multi-channel power amplifier ("MCPA") product line. SCPA revenues increased 41% to $126.4 million for fiscal 2000 from $89.4 million for fiscal 1999. MCPA revenues increased 710% to $32.2 million for fiscal 2000 from $4.0 million for fiscal 1999. UltraRF revenues from external customers increased to $880,000 from none for fiscal 2000 and fiscal 1999, respectively.

         Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume and new products, RF semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of revenues increased by 34% to $130.0 million for fiscal 2000 from $96.9 million for fiscal 1999. The increase on a dollar basis for fiscal year 2000 was due primarily to higher production volumes associated with the increased revenues.

         Gross margin on sales was 20% for fiscal 2000 as compared to 2% for fiscal 1999. The increase in gross margin reflected lower per unit manufacturing costs driven by higher production volumes, product cost reduction initiatives, the increased use of contract manufacturing, and product mix. However, these cost improvements were partially offset by declining average sales prices in certain volume products.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 16% to $22.5 million in fiscal 2000 from $26.7 million in fiscal 1999. As a percentage of net revenues, R&D expenses represented 14% of net revenues for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fiscal 2000 as compared to 27% of net revenues for fiscal 1999. The decrease in R&D expenses on both a dollar and percentage of net revenues basis reflected substantially higher revenue levels on a year-to-year basis and reduced expenses associated with completion of the initial products in the new MCPA product line in early fiscal 2000.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 59% to $19.3 million in fiscal 2000 from $16.3 million in fiscal 1999. As a percentage of net revenues, SG&A expenses represented 12% of net revenues for fiscal 2000 as compared to 16% of net revenues for fiscal 1999. The increase in SG&A expenses on a dollar basis for fiscal 2000 was in principal due to increased commissions and added maintenance and support for the new enterprise resource planning ("ERP") system. The decrease in SG&A expenses as a percentage of revenue was due primarily to the increased revenue levels.

         Restructuring Costs. During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. During the fourth quarter of fiscal 2000, the Company decided to transfer the remaining power amplifier production in Sunnyvale, California, to the contract manufacturer to utilize lower labor costs than available domestically and to reduce fixed overheads. In connection with the decision, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. Approximately 90 employees engaged in manufacturing and production related functions are anticipated to be terminated as a result of the restructuring. The transfer of production to Thailand is expected to be completed during the third quarter of fiscal 2001.

         Interest Income. Interest income decreased to $3.3 million in fiscal 2000 from $4.5 million in fiscal 1999. The decrease in interest income for the year was a result of lower interest-bearing investment balances associated with the reduced average cash and cash equivalent balances.

         Interest Expense. Interest expense decreased to $0.5 million in fiscal 2000 from $0.9 million in fiscal 1999. The decrease in interest expense for the year was a result of substantially reduced average borrowings levels due to repayments made at the time of the sale of property.

         Other Income. Other income increased to $0.6 million in fiscal 2000 from none in fiscal 1999. The increase in other income resulted from the sale of a light industrial building in December 1999 by the Company for $3.3 million, net of selling expenses. A gain, net of selling expenses, of $0.6 million was recognized on the sale. The related bank debt of $2.8 million that was secured by the building was retired upon the closing of the building sale.

         Income Taxes. Due to the losses incurred by the Company in the current and prior years and the related net operating loss carryforwards available to the Company, the Company did not record income tax expense except for the minimum state income tax expense for fiscal 2000 and fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Years Ended March 31, 1999 and 1998

         Net Revenues. The Company's net revenues decreased by 41% to $99.3 million for fiscal 1999 from $168.8 million for fiscal 1998. The decrease in net revenues for fiscal 1999 reflected a significant decrease in demand, primarily by Nortel, for the Company's TDMA, GSM and PCS CDMA products.

         Cost of Sales. The Company's cost of sales decreased by 27% to $96.9 million for fiscal 1999 from $132.7 million for fiscal 1998. Gross margin on sales was 2% for fiscal 1999 as compared to 21% for fiscal 1998. The decline in gross margin for fiscal 1999 reflects reduced average selling prices on some of the Company's amplifier products, transition costs associated with transferring the Company's higher volume amplifier products to a contract manufacturer, costs associated with the underutilization of the Company's wafer fabrication facility due to reduced shipment volume levels in fiscal 1999, warranty costs associated with some of the Company's older products and costs associated with higher excess and obsolete inventory levels due to reduced shipment demand.

         Research and Development. The Company's R&D expenses increased by 44% to $26.7 million in fiscal 1999 from $18.6 million in fiscal 1998. The increase in R&D spending in fiscal 1999 reflected increased spending in both amplifier and semiconductor R&D for personnel expenses and project development expenses. R&D expenses as a percentage of net revenues increased to 27% in fiscal 1999 from 11% in fiscal 1998 due to an increase in costs and a decrease in revenues.

         Selling, General and Administrative. The Company's SG&A expenses increased by 25% to $16.3 million for fiscal 1999 from $13.0 million for fiscal 1998. SG&A expenses as a percentage of net revenues increased to 16% for fiscal 1999 from 8% for fiscal 1998. The increase in SG&A expenses was primarily due to costs associated with the implementation of a new enterprise resource planning system and a new product data management system and additional ongoing infrastructure support and depreciation costs associated with these new systems. These costs were offset slightly by reduced outside sales commissions due to the decline in revenue in fiscal 1999.

         Interest Income (Expense), net. Interest income, net for fiscal 1999 was $3.7 million compared to net interest income of $3.3 million for fiscal 1998, reflecting slightly higher average cash and short-term investment balances in fiscal 1999 as compared to fiscal 1998.

         Other Income, net. In fiscal 1999, no other expense or other income was recorded. Other income of $1.5 million was recorded in the first quarter of fiscal 1998 representing the net gain realized from the cash sale of the Company's wholly owned subsidiary, American Microwave Technology, Inc. ("AMT"), to the management group and employees of AMT.

         Income Taxes. The Company recorded income tax expense of $0.1 million and $0.4 million for fiscal 1999 and 1998, respectively. In fiscal 1999, the Company did not record income tax expense except for the minimum state income tax expense. In fiscal 1998, the Company's combined effective tax rate of 4.3% reflected the use of net operating loss carryforwards ("NOLs"). The Company's ability to use its NOLs against taxable income may be subject to restrictions and limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership of the Company as defined therein.

Segment Information

         Under the management approach, the Company has broken down its business into two divisions based upon product type: Amplifier Division and Semiconductor Division, which operates under the tradename of UltraRF. UltraRF derives virtually all of its net revenues from sales to the Amplifier Division. The Company allocates operating expenses to these

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

segments but does not allocate interest income and expense. Corporate expenses are allocated to the operating segments based on predetermined annual allocation methods. Appropriate intersegment eliminations are made in the consolidation of the Company's consolidated financial statements.

         The Company operated and reported its financial information as one vertical integrated unit in the fiscal year ending March 31, 1999 and therefore did not identify or report separate segment information. The Company began reporting its operations by segment as of the fiscal period beginning April 1, 1999. Segment information for the year ended March 31, 2000 is as follows (in thousands):

Consolidated Statement of Operations Data - Fiscal 2000:

                                                                                  Year Ended March 31, 2000
                                                               --------------------------------------------------------------------
                                                               Amplifier            UltraRF             Other               Total
                                                               ---------           ---------          ---------           ---------
Net revenues, external ..............................          $ 162,687           $     880          $    --             $ 163,567
Net revenues, intersegment ..........................               --                27,050            (27,050)               --
Amortization and depreciation .......................              5,797               2,546              4,912              13,255
Income (loss) before income taxes ...................             (9,906)              4,113               --                (5,793)


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. SFAS 133 is not expected to have any material impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company beginning fiscal 2001. SAB 101 is not expected to have any material impact on the Company's consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its financial position or results of operations.

Liquidity and Capital Resources

         The Company has financed its growth through sales of common stock, private sales of equity securities and divisions, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at March 31, 2000 consisted of cash, cash equivalents and short-term investments of $47.6 million and bank borrowing arrangements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in default of certain of the covenants and the bank has granted a waiver of the default effective through June 30, 2000. The Company expects to be in default of a covenant at the end of the first quarter of fiscal 2001. The amount available to borrow at March 31, 2000 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at March 31, 2000 was 9% and 8.29%, respectively. The Company had no borrowings under the line of credit at March 31, 2000.

         In April 1998, the Company announced a repurchase program pursuant to which it could acquire up to one million shares of Common Stock in open market purchases. The Company repurchased a total of one million shares during the third and fourth quarters of fiscal 1999 on the open market for a total purchase price of $14.8 million.

         In January 1997, the Company borrowed $6.0 million under a term loan secured by certain capital equipment. The loan, which expires in January 2002, requires the payment of monthly principal plus interest and is subject to certain minimum working capital, net worth and other specific financial ratios. The Company was in compliance with these covenants as of March 31, 2000.

         In April 1998, the Company entered into an operating lease for an ancillary 2,750 square foot engineering design center in Quincy, Illinois. The lease was subsequently renewed for another 2 years lease term that expires in April 2002.

         The Company's working capital increased by $8.3 million to $80.7 million as of March 31, 2000 from $72.4 million as of March 31, 1999. However, cash, cash equivalents and short-term investments decreased by $15.1 million during the same period. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

         Cash used by operations was $14.9 million for fiscal 2000 compared to $12.3 million for fiscal 1999. Cash used by operations in fiscal 2000 was principally the result of a $13.7 million increase in inventory, which is partially a result of the timing difference between Nortel's requested delivery dates and the Company's vendor purchase commitments to support the customer's delivery requirements, a $10.8 million increase in accounts receivable, which increased proportionately with revenue growth and also reflects the longer standard payment terms in Europe, partially offset by an $8.4 million increase in accounts payable, which increased proportionately with production levels. In addition, accrued liabilities decreased by $5.1 million due primarily to the reduction of warranty reserves based upon repairing defective products previously accrued for and the timing of the payment of certain expenses, primarily payroll related.

         The Company's investing activities used cash of approximately $4.6 million during fiscal 2000 as compared to providing $20.9 million of cash during fiscal 1999. Cash used for investing activities during fiscal 2000 resulted primarily from $7.7 million additions to property and equipment, partially offset by $3.3 million in proceeds from the sale of a light industrial building by the Company. Capital expenditures during fiscal 2000 included manufacturing test and production equipment required to support new products, test equipment to support various research and development projects, and the ERP system.

         The Company's financing activities provided cash of approximately $4.8 million during fiscal 2000 as compared to cash used of $13.8 million during fiscal 1999. Cash provided by financing activities during fiscal 2000 was the result of $9.2 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $4.4 million in repayments of debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company anticipates spending approximately $15 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements, development projects and facilities expansion. The Company currently believes that its cash and equivalents, its line of credit, and funds from current and anticipated operations, will be sufficient to meet working capital and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products or divests existing businesses or product lines, the Company's capital requirements could increase or decrease substantially. To raise additional capital, the Company may issue equity securities that could dilute existing investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Nortel. The wireless infrastructure equipment market is dominated by a small number of large OEMs, including Ericsson, Lucent, Motorola, Nortel and Siemens. The Company's revenues are derived primarily from sales to a limited number of these OEMs, in particular, Nortel. Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affect the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. In September 1999, the Company announced that it expected that it would not be developing products for Nortel but that it will continue to supply Nortel with existing products. There can be no assurance that Nortel will purchase existing products from the Company in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Company or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Nortel, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel and other major OEM customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Capacity Constraints. UltraRF's facilities have a level of capacity beyond which it cannot cost effectively produce its products. Although UltraRF is not currently approaching those constraints, it may be unable to further expand its business if it fails to plan and build sufficient capacity. UltraRF may attempt to increase its capacity by converting its existing facility to accommodate equipment that uses six-inch wafers. UltraRF does not have any experience processing six-inch wafers in UltraRF's fabrication facilities. UltraRF may be required to redesign its processes and procedures substantially to accommodate the larger wafers. As a result, implementing additional capacity for six-inch wafers may take longer than planned, which could harm UltraRF's results of operations. The process of converting to six-inch wafers must begin substantially prior to receiving actual customer demand for products. If the customer demand for products is not realized or implementation takes longer than planned, the results will have a material adverse effect on the Company's business, financial condition and results of operations.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; changes in inventory levels; and the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the past has caused significant fluctuations in the Company's product sales. There can be no assurance that the Company will not experience such fluctuations in the future. The Company does not believe that it will have the annual revenue growth it experienced in fiscal 2000, in the future, if at all. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Product Quality, Performance and Reliability. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Power amplifiers as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures. The Company has from time to time in the past experienced product quality, performance or reliability problems. In addition, multicarrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future that may have a material adverse effect on the Company's business, financial condition and results of operations.

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. In addition, these manufacturers could decide to sell amplifiers to other wireless equipment OEMs. If this should occur, the competition for power amplifiers would significantly increase and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also believes that those OEMs that purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant power amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. A softening of demand in the markets served by the Company or a failure of modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

         Risks Associated with Internal Wafer and Device Fabrication. The Company's operation of its wafer and device fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply for certain components and services, and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's business, financial condition and results of operations. The design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, quality control of the packages, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that the Company will be able to achieve acceptable production yields in the future. In addition, the Company's wafer and device fabrication facility represents a single point of failure in its manufacturing process that would be costly and time consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations, the loss of key employees dedicated to the wafer and device fabrication facilities, or any failure to maintain acceptable wafer and device production levels could have a material adverse effect on the Company's business, financial condition and results of operations.

         UltraRF's business could be adversely affected by its failure to develop and market its LDMOS RF power transistors competitively. UltraRF is developing and refining its LDMOS RF power transistor technology to address current and emerging wireless voice and data air interface standards. UltraRF sells its products in an industry characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. UltraRF can provide no assurance that its development efforts will result in commercially successful LDMOS products in a timely or cost-effective manner, if at all. UltraRF's competitors are also expected to develop and sell devices suitable for these markets and may produce devices with superior performance to UltraRF's planned developments. Failure by UltraRF to develop competitive devices could adversely affect its business.

         UltraRF's close relationship with Spectrian could limit UltraRF's potential to do business with Spectrian's competitors. Spectrian currently is UltraRF's largest customer, and UltraRF expects to have a variety of ongoing contractual relationships with Spectrian. UltraRF cannot predict whether existing or potential customers who are competitors of Spectrian will be deterred by the existence of such a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

relationship between Spectrian and UltraRF. If they are deterred, UltraRF's future growth could be hindered.

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including, but not limited to, turnkey amplifier assemblies and specialized components. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Furthermore, the Company began outsourcing assembly of some of its higher volume power amplifiers during the third fiscal quarter of 1999 and will transfer the remaining power amplifier production during fiscal 2001 to a contract manufacturer. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery which is greater than the committed delivery schedule of some of its customers, such as Nortel. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturers, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

         Risks of International Sales. The Company operates in an international market and expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors, representatives and customers, reduced protection of intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         The Company anticipates that turmoil in financial markets and the deterioration of the underlying economic conditions in certain countries where the Company has significant sales, such as South Korea, may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced funding of wireless infrastructure by domestic governments, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future
orders  will  be   incorporated   into  OEM

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales to end-users in countries experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's major OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter the merchant market and compete directly with the Company, and at least one OEM, NEC, has already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

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

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Government Regulation of Communications Industry. Radio frequency transmissions and emissions, and certain equipment used in connection therewith are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Management of Growth; Dependence on Key Personnel. The Company's business and growth has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, motivate, manage and retain new employees successfully, especially in the highly competitive northern California job market, to integrate new employees into its overall operations and to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees in the past and could in the future. Such losses could have a material adverse effect on the Company. On March 31, 2000, the Company employed Mr. Thomas H. Waechter as its President and Chief Executive Officer. There can be no assurance that Mr. Waechter will operate effectively with existing management nor that he will be able to retain or attract additional executive officers as needed. As a result of the plan to discontinue manufacturing operations in Sunnyvale, California, and the related restructuring, several key executives will cease to be employees of the Company.

     The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls. We can give no assurance that the Company will be able to manage its growth effectively. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. The Company may also, from time to time, pursue divestitures of existing operations. Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results. These risks include the diversion of management's attention from day-to-day business, the difficulty of combining and assimilating the operations and personnel of the acquired companies, charges to the Company's earnings as a result of the purchase of intangible assets, and the potential loss of key employees as a result of an acquisition. Should any acquisition take place, we can give no assurance that this acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, the timing difference between Nortel's requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements  of  technological  innovations,  new  customer  contracts  or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, general market conditions and other factors. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's Common Stock has fluctuated significantly in the past.

         Legal Proceedings. On May 19, 2000, the Company announced that it had reached a settlement in principle of the shareholder class action lawsuits which were filed in the United States District Court for the Northern District of California and the Superior Court of the State of California for Santa Clara County. The terms of the settlement will not have a material adverse effect on the Company's financial position or results from operations. The final settlement agreement is subject to Court approval and class notice provisions.

         Shareholder Rights Plan; Issuance of Preferred Stock. The Board of Directors of the Company adopted a Shareholder Rights Plan in October 1996 (the "Rights Plan"). Pursuant to the Rights Plan, the Board declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the "Rights") and each such Right has an exercise price of $126.00. The Rights become exercisable upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company's Common Stock or the acquisition of a specified percentage of the Company's Common Stock by a third party. The exercise of the Rights could have the effect of delaying, deferring or preventing a change in control of the Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Year 2000 Readiness

         Many installed computer programs were written using a two-digit date field rather than a four-digit field to define the applicable year. Such computer programs utilizing a two-digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue").

         To date, the Company has not experienced disruptions in its business related to the Year 2000 Issue. However, the Company cannot provide any assurance that no Year 2000 Issues will impact its systems, products or other aspects of its business in the future. The Company has taken steps to address the Year 2000 Issue in the following three areas: (1) the Company's internal systems, (2) the Company's products and (3) the Company's suppliers. All of the Company's networks, desktops, application servers, operating systems and an enterprise-wide computer software system have been found compliant, have been replaced or remediation has been completed. Until recently the Company's products did not contain embedded systems to which Year 2000 compliance would be necessary. The Company's latest multicarrier product does include date stamp functionality and has been determined to be Year 2000 compliant. All of the new products are being manufactured using only hardware, software, or firmware that is currently Year 2000 compliant. The Company believes that any future disruptions to its business from the Year 2000 Issue could have a material impact on operating expenses, but that the effect on revenues would not be material. Substantially all necessary remedial work was completed by the end of December 1999.

         In addition, certain of the materials and supplies critical to production and delivery of the Company's products are furnished by a limited number of suppliers, and in some cases a sole supplier. Key suppliers to the Company and its contract manufacturer have not experienced disruptions in their business related to the Year 2000 Issue. However, the Company cannot provide any assurance that no Year 2000 Issue will effect its suppliers or contract manufacturer in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company develops products in the United States and markets its products in North America, Europe and the Asia-Pacific region. Thus, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets.

         The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year to greater than 10 years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at March 31, 2000 and 1999 (dollars in thousands).

                                                                March 31,
                                                       ------------------------
                                                        2000              1999
                                                       -------          -------
Average fixed interest rate                                6.0%             6.6%
                                                       =======          =======

Amortized cost                                         $36,644          $36,280
                                                       =======          =======
Fair value                                             $36,027          $36,417
                                                       =======          =======

Contractual maturity dates:
     Less than 1 year                                  $ 3,500          $  --
     1 to 5 years                                       32,527           28,117
     Greater than 10 years                                --              8,300
                                                       -------          -------
                                                       $36,027          $36,417
                                                       =======          =======


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and the independent accountants' reports appear on pages F-1 through F-22 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 5, 2000, Spectrian dismissed KPMG LLP ("KPMG") as the Company's independent public accountants, a capacity in which KPMG had served for several years. The decision to change the Company's independent public accountants was approved by the Company's full Board of Directors and the Company's Audit Committee.

         During the Company's years ended March 31, 1998 and 1999 and the subsequent interim period preceding the change in accountants, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements for the years ended March 31, 1998 and 1999. In addition, KPMG's reports on the financial statements of the Company for the years ended March 31, 1998 and 1999 contained unqualified opinions.

         KPMG's letter to the Audit Committee related to its audit of the Company's consolidated financial statements of the fiscal year ended March 31, 1999 included two reportable conditions that (1) the Company was not reconciling certain balance sheet accounts maintained in the general ledger on a monthly basis and (2) the reduced production of the Company's products in the fiscal year ended March 31, 1999 resulted in an under absorption of overhead and the resulting variances were not adequately allocated between cost of sales and inventory on hand. The Company believes it has resolved these reportable conditions noted above. The subject matter of the reportable conditions were discussed with the Company's Audit Committee as were the subsequent remedial actions taken and the informal assessments by KPMG of those actions in subsequent interim periods.

         On January 5, 2000, Spectrian also selected PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to replace KPMG in this role. During the years ended March 31, 1998 and 1999 years and through the subsequent period ended January 11, 2000, the Company did not consult with PricewaterhouseCoopers on items which
(i) were or should have been subject to SAS 50 or (ii) concerned the subject matter of a disagreement or reportable event with KPMG as described in Item 304(a)(2) of Regulation S-K. PricewaterhouseCoopers advises the Company on federal, state and local tax matters.

         The Company has authorized KPMG to respond fully to the inquiries of PricewaterhouseCoopers. The Company also provided KPMG with a copy of the disclosures it made in Item 4 of the Current Report filed on Form 8-K dated January 11, 2000 ("Form 8-K"). KPMG furnished the Company with a letter addressed to the Commission stating that it agrees with the statements made by the Company in the Form 8-K. The Company filed a copy of KPMG's letter as
Exhibit 99.1 to the Form 8-K which was incorporated by reference therein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the Company's 2000 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business -- Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1.  Financial   Statements.   The  following   consolidated   financial
             statements are  incorporated by reference in Item 8 of this Report:

                                                                            Page
                                                                            ----
             Report of Independent Accountants - PricewaterhouseCoopers LLP..F-2
             Independent Auditors' Report - KPMG LLP.........................F-3
             Consolidated Balance Sheets as of March 31, 2000 and 1999.......F-4
             Consolidated Statements of Operations for the Years ended
               March 31, 2000, 1999 and 1998.................................F-5
             Consolidated Statements of Stockholders' Equity
               for the Years ended March 31, 2000, 1999 and 1998.............F-6
             Consolidated Statements of Cash Flows for the Years ended
               March 31, 2000, 1999, and 1998................................F-7
             Notes to Consolidated Financial Statements......................F-8

         2. Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.  Exhibits.

              Exhibit
               Number                        Description
               ------      -----------------------------------------------------
               3.5(14)     Certificate of Incorporation of Registrant.
               3.6(15)     Bylaws of Registrant.
               4.1(11)     Amended  and   Restated   Preferred   Shares   Rights
                           Agreement of January 15, 1997, between the Registrant
                           and  ChaseMellon  Shareholder  Services,  L.L.C.,  as
                           amended, including the form of Rights Certificate and
                           the  Certificate  of  Determination,  the  Summary of
                           Rights  attached  thereto  as  Exhibits  A,  B and C,
                           respectively.
               4.1.1(11)   Letter  Agreement to amend  Preferred  Shares  Rights
                           Agreement  dated as of January 15,  1997  between the
                           Registrant and Kopp Investment Advisors, Inc.
               4.1.2       Letter Agreement  regarding  Stockholder  Rights Plan
                           between Kopp Investment Advisors, Inc. and Registrant
                           dated February 16, 2000.
              10.2(20)     1992 Stock Plan, as amended.
              10.4(20)     1994  Director  Option  Plan  and  form of  agreement
                           thereunder.
              10.13+(4)    Hardware Supply Agreement dated April 6, 1995 between
                           Northern Telecom Limited and Registrant.
              10.16(5)     Purchase and Sale Agreement between Metropolitan Life
                           Insurance Company
                           and Registrant.
              10.19(8)     Employment  Agreement  between  Garrett A. Garrettson
                           and Registrant.
              10.22(10)    Lease  Agreement  dated November 19, 1996 between the
                           Registrant and SPEC (CA) QRS 12-20, Inc.
              10.23(10)    Bill  of  Sale  dated   November   19,  1996  by  the
                           Registrant to SPEC (CA) QRS 12-20, Inc.
              10.26(13)    Stock  Option   Agreement  dated  November  26,  1997
                           between Registrant and Garrett A. Garrettson.
              10.27(13)    Stock  Option   Agreement  dated  November  26,  1997
                           between Registrant and Garrett A. Garrettson.
              10.28(13)    Stock  Option   Agreement  dated  November  26,  1997
                           between Registrant and Garrett A. Garrettson.
              10.32(15)    Form of Indemnification  Agreement with directors and
                           officers.
              10.33(20)    1998 Nonstatutory Stock Option Plan.
              10.34(17)    1998 Employee Stock Purchase Plan.
              10.35(18)    Lease  Agreement  between  Registrant  and  Ellington
                           Development Inc. dated April 13, 1998.
              10.36(21)    Separation Agreement dated March 23, 1999 between the
                           Registrant and Stephen B. Greenspan.
              10.37(21)    Separation  Agreement  dated May 7, 1999  between the
                           Registrant and Bruce R. Wright.
              10.39        Amended  and  Restated  Loan and  Security  Agreement
                           between Silicon Valley Bank and Registrant.
              10.39.1      Loan  Modification  Agreement  between Silicon Valley
                           Bank and Registrant dated November 24, 1999.
              10.39.2      Loan  Modification  Agreement  between Silicon Valley
                           Bank and Registrant dated January 31, 2000.
              10.39.3      Loan  Modification  Agreement  between Silicon Valley
                           Bank and Registrant dated May 2, 2000.
              10.40        Form of Change of Control Severance Agreement.
              10.41        Master  Lessor's  Consent to Sublease  between  North
                           American Resort Properties, Inc and Registrant.
              10.41.1      Agreement and  Assumption  of Sublease  between North
                           American Resort Properties, Inc. and The Gap, Inc.
              10.42        Closing  documents  regarding  165  Gibraltar  Court,
                           Sunnyvale, California.
              10.43        Summary of Lease Contract between Ensung Building and
                           Registrant.
              10.44        Contract  to  Lease  between  Ellington   Development
                           Incorporated and Registrant.
              10.45        Manufacturing  Agreement between GSS/Array Technology
                           and Registrant.
              23.1.1       Consent of PricewaterhouseCoopers LLP.
              23.1.2       Consent of KPMG LLP.
              24.1         Power of Attorney (included on page 45).
              27.1         Financial Data Schedule.

---------------------
+ Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
5 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.
8 Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333--38561) as filed with the Securities and Exchange Commission on October 23, 1997.
10   Incorporated by reference to the  Registrant's  Form 8-K dated November 19,
     1996.
11 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.
13 Incorporated by reference to exhibits filed with Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on October 21, 1997.
14 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.
15 Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated October 10, 1997.
16 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333--49081) as filed with the Securities and Exchange Commission on April 1, 1998.
17 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1998 as filed with the Securities and Exchange Commission on May 27, 1998.
18 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.
19 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-61085) as filed with the Securities and Exchange Commission on August 10, 1998.
20 Incorporated by reference to exhibits filed with Registrant's Registration Statement on form S-8 (File No. 333-84827) as filed with the Securities and Exchange Commission on August 9, 1999.
21 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1999 as filed with the Securities and Exchange Commission on May 27, 1998.

(b) Reports on Form 8-K. On January 11, 2000, the Registrant filed Current Report on Form 8-K regarding (i) dismissal of KPMG LLP ("KPMG") as the Registrant's independent public accountants and (ii) the selection of PricewaterhouseCoopers LLP to replace KPMG in that role, which contained disclosures under Item 4. Changes in Registrant's Certifying Accountant.

(c)  Exhibits Pursuant to Item 601 of Regulation S-K. See Item 14(a)(3) above.

(d)  Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPECTRIAN CORPORATION

                                By:          /s/ Thomas H. Waechter
                                    --------------------------------------------
                                               Thomas H. Waechter
                                      President and Chief Executive Officer

Date: June 29, 2000


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas H. Waechter and Michael D. Angel, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signature                                         Title                                 Date
                 ---------                                         -----                                 ----
          /s/ Thomas H. Waechter              President, Chief Executive Officer and Director        June 29, 2000
--------------------------------------------  (Principal Executive Officer)
             Thomas H. Waechter


           /s/ Michael D. Angel               Executive Vice President, Finance and                  June 29, 2000
------------------------------------------    Administration, Chief Financial Officer and
              Michael D. Angel                Secretary (Principal Financial and Accounting
                                              Officer)


         /s/ Garrett A. Garrettson            Director and Chairman                                  June 29, 2000
------------------------------------------
           Garrett A. Garrettson


             /s/ James A. Cole                Director                                               June 29, 2000
------------------------------------------
               James A. Cole


             /s/ Martin Cooper                Director                                               June 29, 2000
------------------------------------------
               Martin Cooper


          /s/ Charles D. Kissner              Director                                               June 29, 2000
------------------------------------------
             Charles D. Kissner


           /s/ Robert W. Shaner               Director                                               June 29, 2000
------------------------------------------
              Robert W. Shaner


           /s/ Robert C. Wilson               Director                                               June 29, 2000
------------------------------------------
              Robert C. Wilson

                              SPECTRIAN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants - PricewaterhouseCoopers LLP............. F-2
Independent Auditors' Report - KPMG LLP.................................... F-3
Consolidated Balance Sheets................................................ F-4
Consolidated Statements of Operations...................................... F-5
Consolidated Statements of Changes in Stockholders' Equity................. F-6
Consolidated Statements of Cash Flows...................................... F-7
Notes to Consolidated Financial Statements................................. F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Spectrian Corporation and subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of Spectrian Corporation and its subsidiaries at March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
April 26, 2000 except for Note 4,
which is as of May 2, 2000 and
Note 10, which is as of May 19, 2000

                          Independent Auditors' Report


The Board of Directors and Stockholders
Spectrian Corporation:

         We have audited the accompanying consolidated balance sheet of Spectrian Corporation and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrian Corporation and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP


Mountain View, California
April 29, 1999
                                      F-3

                                                        SPECTRIAN CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
                                                  (In thousands, except share data)

                                                                                                                March 31,
                                                                                                       ----------------------------
                                                                                                         2000               1999
                                                                                                       ---------          ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................................................         $  11,553          $  26,254
   Short-term investments ....................................................................            36,027             36,417
   Accounts receivable, less allowance for doubtful accounts of
     $420 and $388, respectively .............................................................            23,817             12,983
   Inventories ...............................................................................            34,542             20,826
   Prepaid expenses and other current assets .................................................             5,668              3,464
                                                                                                       ---------          ---------

     Total current assets ....................................................................           111,607             99,944

Property and equipment, net ..................................................................            19,668             28,468
                                                                                                       ---------          ---------

     Total assets ............................................................................         $ 131,275          $ 128,412
                                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..........................................................................         $  16,416          $   8,058
   Accrued liabilities .......................................................................            13,793             17,884
   Current portion of debt and capital lease obligations .....................................               730              1,603
                                                                                                       ---------          ---------

     Total current liabilities ...............................................................            30,939             27,545

Debt and capital lease obligations, net of current portion ...................................             1,351              4,899
                                                                                                       ---------          ---------

     Total liabilities .......................................................................            32,290             32,444
                                                                                                       ---------          ---------

Commitments and contingencies (Notes 4 and 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued
     and outstanding, respectively ...........................................................              --                 --
   Common stock, $0.001 par value, 20,000,000 shares authorized; 11,859,507 and
     11,102,333 shares issued, respectively; 10,859,507 and 10,102,333 shares
     outstanding, respectively ...............................................................                12                 10
   Additional paid-in capital ................................................................           160,117            149,588
   Treasury stock, 1,000,000 shares of common stock held .....................................           (14,789)           (14,789)
   Deferred compensation expense .............................................................              (937)              --
   Accumulated other comprehensive income (loss) .............................................              (617)               137
   Accumulated deficit .......................................................................           (44,801)           (38,978)
                                                                                                       ---------          ---------

     Total stockholders' equity ..............................................................            98,985             95,968
                                                                                                       ---------          ---------

     Total liabilities and stockholders' equity ..............................................         $ 131,275          $ 128,412
                                                                                                       =========          =========

See accompanying notes to consolidated financial statements.

                                                        SPECTRIAN CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)

                                                                                            Year Ended March 31,
                                                                              -----------------------------------------------------
                                                                                2000                  1999                  1998
                                                                              ---------             ---------             ---------
NET REVENUES .....................................................            $ 163,567             $  99,331             $ 168,798
                                                                              ---------             ---------             ---------

COSTS AND EXPENSES:
   Cost of revenues ..............................................              129,998                96,880               132,684
   Research and development ......................................               22,488                26,735                18,644
   Selling, general and administrative ...........................               19,337                16,315                13,014
   Restructuring costs ...........................................                1,032                  --                    --
                                                                              ---------             ---------             ---------
     Total costs and expenses ....................................              172,855               139,930               164,342
                                                                              ---------             ---------             ---------

Operating income (loss) ..........................................               (9,288)              (40,599)                4,456

INTEREST INCOME ..................................................                3,344                 4,540                 4,045
INTEREST EXPENSE .................................................                 (473)                 (853)                 (710)
OTHER INCOME .....................................................                  624                  --                   1,530
                                                                              ---------             ---------             ---------

INCOME (LOSS) BEFORE INCOME TAXES ................................               (5,793)              (36,912)                9,321

INCOME TAXES .....................................................                   30                    59                   399
                                                                              ---------             ---------             ---------
                                                                                                                                 30

NET INCOME (LOSS) ................................................            $  (5,823)            $ (36,971)            $   8,922
                                                                              =========             =========             =========

NET INCOME (LOSS) PER SHARE:
   Basic .........................................................            $   (0.56)            $   (3.50)            $    0.90
                                                                              =========             =========             =========
   Diluted .......................................................            $   (0.56)            $   (3.50)            $    0.83
                                                                              =========             =========             =========

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
   Basic .........................................................               10,426                10,568                 9,881
                                                                              =========             =========             =========
   Diluted .......................................................               10,426                10,568                10,701
                                                                              =========             =========             =========

See accompanying notes to consolidated financial statements.

                                                        SPECTRIAN CORPORATION

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (In thousands, except share data)

                                        Common Stock                                      Deferred
                                    -----------------------    Paid-In     Treasury     Compensation
                                      Shares       Amount      Capital       Stock         Expense
                                    ----------   ----------   ----------   ----------    ----------
Balances as of April 1, 1997 ....    8,265,230   $       88   $   53,387   $     --      $     --
Exercise of stock options .......      431,470         --          5,589         --            --
Employee stock purchase plan ....      207,377         --          1,604         --            --
Public offering, net of
  $4,969 expenses ...............    2,000,000            2       85,029         --            --
Deferred stock-based
  compensation ..................         --           --          1,218         --          (1,218)
Stock-based compensation
  expense .......................         --           --           --           --             609
Net income ......................         --           --           --           --            --
Unrealized gains on investments .         --           --           --           --            --
Comprehensive income ............         --           --           --           --            --
                                    ----------   ----------   ----------   ----------    ----------
Balances as of March 31, 1998 ...   10,904,077           10      146,827         --            (609)
Exercise of stock options .......      136,981         --          1,223         --            --
Employee stock purchase plan ....       61,275         --            541         --            --
Purchase of treasury stock ......         --           --           --        (14,789)         --
Deferred stock-based
  compensation ..................         --           --            997         --            (997)
Stock-based compensation
  expense .......................         --           --           --           --           1,606
Net loss ........................         --           --           --           --            --
Unrealized gains on investments .         --           --           --           --            --
Comprehensive loss ..............         --           --           --           --            --
                                    ----------   ----------   ----------   ----------    ----------
Balances as of March 31, 1999 ...   11,102,333           10      149,588      (14,789)         --

Exercise of stock options .......      565,941            1        7,420         --            --
Employee stock purchase plan ....      191,233            1        1,762         --            --
Deferred stock-based
  compensation ..................         --           --          1,347         --          (1,347)
Stock-based compensation expense          --           --           --           --             410
Net loss ........................         --           --           --           --            --
Unrealized losses on
  investments ...................         --           --           --           --            --
Comprehensive loss ..............         --           --           --           --            --
                                    ----------   ----------   ----------   ----------    ----------
Balances as of March 31, 2000 ...   11,859,507   $       12   $  160,117   $  (14,789)   $     (937)
                                    ==========   ==========   ==========   ==========    ==========



                                        Accumulated
                                           Other                       Total
                                       Comprehensive  Accumulated  Stockholders'
                                       Income (Loss)    Deficit       Equity
                                        ----------    ----------    ----------
Balances as of April 1, 1997 ....       $     --      $  (10,929)   $   42,466
Exercise of stock options .......             --            --           5,589
Employee stock purchase plan ....             --            --           1,604
Public offering, net of
  $4,969 expenses ...............             --          85,031
Deferred stock-based
  compensation ..................             --            --            --
Stock-based compensation
  expense .......................             --            --             609
Net income ......................             --           8,922
Unrealized gains on investments .              121          --
Comprehensive income ............             --            --           9,043
                                        ----------    ----------    ----------
Balances as of March 31, 1998 ...              121        (2,007)      144,342
Exercise of stock options .......             --            --           1,223
Employee stock purchase plan ....             --            --             541
Purchase of treasury stock ......             --            --         (14,789)
Deferred stock-based
  compensation ..................             --            --            --
Stock-based compensation
  expense .......................             --            --           1,606
Net loss ........................             --         (36,971)
Unrealized gains on investments .               16          --
Comprehensive loss ..............             --            --         (36,955)
                                        ----------    ----------    ----------
Balances as of March 31, 1999 ...              137       (38,978)       95,968

Exercise of stock options .......             --            --           7,421
Employee stock purchase plan ....             --            --           1,763
Deferred stock-based
  compensation ..................             --            --            --
Stock-based compensation expense              --            --             410
Net loss ........................             --          (5,823)
Unrealized losses on
  investments ...................             (754)         --
Comprehensive loss ..............             --            --          (6,577)
                                        ----------    ----------    ----------
Balances as of March 31, 2000 ...       $     (617)   $  (44,801)   $   98,985
                                        ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                                                        SPECTRIAN CORPORATION

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                                   Year Ended March 31,
                                                                                           ----------------------------------------
                                                                                             2000            1999             1998
                                                                                           --------        --------        --------
Cash flows from operating activities:

   Net income (loss) ...............................................................       $ (5,823)       $(36,971)       $  8,922
   Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
     Gain on sale of subsidiary ....................................................           --              --            (1,530)
     (Gain) loss on sale of property and equipment, net ............................           (624)           --              --
     Depreciation and amortization .................................................         13,255          13,715           9,761
     Equipment retirements, net ....................................................            375           1,409            --
     Provision for doubtful accounts receivable ....................................             32              12              24
     Provision for excess and obsolete inventories and write-down
        to market ..................................................................          1,468           1,360           5,385
     Stock compensation expense ....................................................            410           1,606             609
     Changes in operating assets and liabilities:
       Accounts receivable .........................................................        (10,866)          8,128         (10,075)
       Inventories .................................................................        (15,184)         (6,824)         (5,023)
       Prepaid expenses and other assets ...........................................         (2,204)          2,738            (412)
       Accounts payable ............................................................          8,358          (2,398)          3,141
       Accrued liabilities .........................................................         (4,091)          4,903           5,811
                                                                                           --------        --------        --------
       Net cash provided by (used for) operating activities ........................        (14,894)        (12,322)         16,613
                                                                                           --------        --------        --------

Cash flows from investing activities:

   Proceeds (purchases) of short-term investments, net .............................           (364)         31,727         (68,008)
   Proceeds from sale of subsidiary ................................................           --              --             4,016
   Purchase of property and equipment ..............................................         (7,731)        (11,284)           --
   Proceeds from sale of property and equipment ....................................          3,525             468         (17,953)
                                                                                           --------        --------        --------
     Net cash provided by (used for) investing activities ..........................         (4,570)         20,911         (81,945)
                                                                                           --------        --------        --------

Cash flows from financing activities:

   Repayments of debt and capital lease obligations ................................         (4,421)           (770)         (1,672)
   Purchase of treasury stock ......................................................           --           (14,789)           --
   Proceeds from sales of common stock, net ........................................          9,184           1,764          92,224
                                                                                           --------        --------        --------
   Net cash provided by (used for) financing activities ............................          4,763         (13,795)         90,552
                                                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents ...............................        (14,701)         (5,206)         25,220
Cash and cash equivalents, beginning of year .......................................         26,254          31,460           6,240
                                                                                           --------        --------        --------
Cash and cash equivalents, end of year .............................................       $ 11,553        $ 26,254        $ 31,460
                                                                                           ========        ========        ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ..........................................       $    473        $    853        $    457
                                                                                           ========        ========        ========
   Taxes paid during the year ......................................................       $     67        $     59        $    952
                                                                                           ========        ========        ========

   Noncash investing and financing activities:
     Equipment recorded under capital lease obligations ............................       $   --          $   --          $    307
                                                                                           ========        ========        ========
     Deferred stock option compensation ............................................       $  1,347        $    997        $  1,218
                                                                                           ========        ========        ========

See accompanying notes to consolidated financial statements.

SPECTRIAN CORPORATION
Notes to Consolidated Financial Statements
Years Ended March 31, 2000, 1999 and 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         Spectrian Corporation ("the Company") was originally incorporated in California in 1984 under the name Microwave Modules & Devices, Inc. ("MM&D") and engaged in the manufacture of power amplifiers for military applications. On April 2, 1992, MM&D changed its name to Spectrian Corporation. On October 3, 1997, the Company reincorporated in Delaware. The Company is engaged in the design, manufacturer and marketing of high-power radio frequency ("RF") amplifiers and semiconductor devices, through its division that operates under the trade name UltraRF, for the global wireless communications industry. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography. The Company's semiconductor devices are key components of a power amplifier.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

         The Company recognizes revenue upon shipment. Repair and service revenues are recognized when the related service is performed.

Concentration of Credit Risk and Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and long-term debt approximates fair market value, since the discounted present value of investments and long-term debt is approximately equal to carrying value, and receivables are subject to collection in less than three months. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and short-term investments with high quality financial institutions.

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. When required, the Company maintains allowances for credit losses and such losses have been within management's expectations.

Cash Equivalents and Short-Term Investments

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of commercial paper and U.S. government securities as of March 31, 2000.

         The Company has classified its investments in certain debt securities as "available-for-sale," and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At March 31, 2000, the unrealized losses on the Company's investments aggregated to $617,000.

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

 Per Share Computations

         Basic net income  (loss) per share is computed  by dividing  net income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the years ended March 31, 2000 and 1999, 3,271,536 and 2,317,642 common equivalent shares with weighted averages exercise prices of $18.46 and $16.75, respectively were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal years.

         A reconciliation of the basic and diluted per share calculations follows:

                                                                 Year ended March 31,
                            ----------------------------------------------------------------------------------------------------
                                       2000                                1999                               1998
                            --------------------------         -----------------------------        ----------------------------
                                                 Per                                   Per                                 Per
                             Net                Share          Net                    Share           Net                 Share
                            Loss      Shares    Amount         Loss         Shares    Amount        Income     Shares     Amount
                            ----      ------    ------         ----         ------    ------        ------     ------     ------
Basic.................     $ (5,823)  10,426    $(0.56)      $(36,971)      10,568    $(3.50)       $ 8,922     9,881    $   0.90
Effect of dilutive
   securities.........          --       --       --             --           --        --              --       820        (0.07)
                           --------   ------    -------      ---------      ------    -------       -------    ------    --------
Diluted...............     $ (5,823)  10,426    $(0.56)      $(36,971)      10,568    $(3.50)       $ 8,922    10,701    $   0.83
                           ========   ======    =======      =========      ======    =======       =======    ======    ========


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

Accounting for Stock-Based Compensation

         The Company accounts for its stock option plans using the intrinsic value method. The Company calculates the fair value of stock-based compensation and discloses the proforma impact of the value on net loss and net loss per share in the notes to the financial statements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on an evaluation of the discounted cash flow generated by such assets. Although the Company currently has no significant impaired assets, if such assets were to be considered impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the asset exceeds its fair value.

Comprehensive Income (Loss)

         Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income (loss) includes unrealized gains or losses on investments and is displayed in the Consolidated Statement of Stockholders Equity.

Warranty

         The Company's products are generally subject to warranty and the Company provides for the estimate future costs of repair, replacement or customer accommodation upon shipment of the product.

Reclassifications

         Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net income or stockholders' equity.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. SFAS 133 is not expected to have any material impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company beginning fiscal 2001. SAB 101 is not expected to have any material impact on the Company's consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its financial position or results of operations.


2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Available-for-sale securities at March 31, 2000 and 1999 were as follows (in thousands):

                                                                                  Amortized           Unrealized             Fair
                     As of March 31, 2000                                           Cost              Gain (Loss)            Value
----------------------------------------------------------------------            --------            ----------            --------
Government bonds & notes .............................................            $ 14,599             $   (166)            $ 14,433
Commercial paper .....................................................              29,545                 (451)              29,094
                                                                                  --------             --------             --------
                                                                                    44,144                 (617)              43,527
Less amounts classified as cash equivalents ..........................               7,500                 --                  7,500
                                                                                  --------             --------             --------
Securities available for sale ........................................            $ 36,644             $   (617)            $ 36,027
                                                                                  ========             ========             ========

     Contractual maturity dates, less than 1 year ....................                                                      $  3,500
     Contractual maturity dates, 1 to 5 years ........................                                                        32,527
                                                                                                                            --------
                                                                                                                            $ 36,027
                                                                                                                            ========


                                                                                      Amortized           Unrealized          Fair
                     As of March 31, 1999                                               Cost              Gain (Loss)        Value
----------------------------------------------------------------------                 -------            -----------        -------
Government bonds & notes ..................................................            $ 8,973            $    81            $ 9,054
Commercial paper ..........................................................             48,936                 56             48,992
                                                                                       -------            -------            -------
                                                                                        57,909                137             58,046
Less amounts classified as cash equivalents ...............................             21,629               --               21,629
                                                                                       -------            -------            -------
Securities available for sale .............................................            $36,280            $   137            $36,417
                                                                                       =======            =======            =======

     Contractual maturity dates, 1 to 5 years .............................                                                  $28,117
     Contractual maturity dates, 10 years and over ........................                                                    8,300
                                                                                                                             -------
                                                                                                                             $36,417
                                                                                                                             =======


3. BALANCE SHEET COMPONENTS

         Balance sheet components at March 31, 2000 and 1999 are as follows (in thousands):

                                                               March 31,
                                                       -------------------------
                                                        2000              1999
                                                       -------           -------
Inventories:
   Raw materials ...........................           $16,763           $ 9,100
   Work in progress ........................            10,353             5,701
   Finished goods ..........................             7,426             6,025
                                                       -------           -------
                                                       $34,542           $20,826
                                                       =======           =======

Property and equipment:
   Machinery and equipment .............................     $58,322     $57,077
   Software ............................................       4,248       1,245
   Land, building and improvements .....................        --         2,736
   Leasehold improvements ..............................       3,781       1,957
                                                             -------     -------
                                                              66,351      63,015
   Less accumulated depreciation and amortization ......      46,683      34,547
                                                             -------     -------
                                                             $19,668     $28,468
                                                             =======     =======


         Depreciation  expense was  $13,154,000,  $13,614,000 and $9,710,000 for fiscal 2000, 1999 and 1998, respectively. Amortization expense was $101,000, $101,000 and $51,000 for fiscal 2000, 1999 and 1998, respectively.

Accrued liabilities:
Employee compensation and benefits ...............        $ 4,310        $ 4,672
Warranty .........................................          7,123          9,473
Restructuring ....................................            996           --
Other accrued liabilities ........................          1,364          3,739
                                                          -------        -------
                                                          $13,793        $17,884
                                                          =======        =======


4. DEBT AND LEASE COMMITMENTS

Lines of Credit

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in default of certain of the covenants and the bank has granted a waiver of the default effective through June 30, 2000. The Company expects to be in default of a covenant at the end of the first quarter of fiscal 2001. The amount available to borrow at March 31, 2000 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at March 31, 2000 was 9% and 8.29%, respectively. The Company had no borrowings under the line of credit at March 31, 2000.

Equipment Loan

          In January 1997, the Company borrowed $6.0 million collaterized by certain capital equipment. Under the terms of the agreement, the Company is required to make a series of uneven monthly principal payments through January 2002 ranging from $42,000 to $136,000, plus interest at a rate of 9.1%, and must maintain certain minimum working capital, net worth and other specific ratios for which the Company was in compliance as of March 31, 2000.

         Future minimum debt principal payments under this loan as of March 31, 2000 were as follows (in thousands):

2001 ..................................................                   $  819
2002 ..................................................                    1,301
                                                                          ------
                                                                          $2,120
                                                                          ======

Lease Commitments

         In May 1997, the Company entered into capital lease for production equipment in Sunnyvale premises for a sixty-month lease term expiring in August 2002. Future minimum lease payments under this capital lease as of March 31, 2000 are as follows (in thousands):

2001 ...................................................                    $ 76
2002 ...................................................                      76
2003 ...................................................                      32
                                                                            ----
                                                                            $184
                                                                            ====

         During fiscal 1997, the Company sold its principal facilities in Sunnyvale for approximately $16.4 million, and leased the facilities back under a lease that has been classified as an operating lease. The lease expires in November 2011 and the quarterly rent payments are subject to Consumer Price Index adjustments on a tri-annual basis beginning in November 1999.

         Future minimum lease payments under all noncancelable operating leases as of March 31, 2000 are as follows (in thousands):

2001 ..................................................                  $ 2,043
2002 ..................................................                    2,046
2003 ..................................................                    2,018
2004 ..................................................                    2,016
2005 ..................................................                    2,016
Thereafter ............................................                   15,284
                                                                         -------
                                                                         $25,423
                                                                         =======


         In 1998, the Company entered into an operating lease for an ancillary 40,000 square foot manufacturing facility in Rocklin, California for a sixty month lease term expiring in June 2003. During the second quarter of fiscal
2000, the Company subleased its Rocklin facility to The Gap, Inc. for the reminder of the Company's lease term. At March 31, 2000, minimum lease payments required and sublease income under this operating lease are as follows (in thousands):

                                             Lease Payments     Sublease Income
                                             --------------     ---------------
2001 .................................          $  422               $  423
2002 .................................             422                  434
2003 .................................             422                  447
2004 .................................              70                   75
                                                ------               ------
                                                $1,336               $1,379
                                                ======               ======


         Rent expense was  $2,300,000,  $3,323,000  and $2,530,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Sublease rental income was $310,000 for the year ended March 31, 2000 and none for the years ended March 31, 1999 and 1998.


5. STOCKHOLDERS' EQUITY

Preferred Stock

         The Board of Directors has the authority to issue up to 5.0 million shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The Board of Directors has designated 20,000 shares of preferred stock as Series A Participating Preferred Stock, although none of such shares have been issued.

Shareholder Rights Plan

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

Treasury Stock

         In March 1998, the Board of Directors authorized the repurchase of up to 1 million shares of Spectrian's common stock at a price up to $18.00 per share. The Company's repurchases of shares of common stock are recorded as "Treasury Stock" and result in reduction of Stockholders' Equity. During fiscal 1999, 1,000,000 shares of common stock at an average per share cost of $14.79 were repurchased.

Stock Option Plans

         The Company has adopted three stock option plans, (the "Plans"): the 1992 Stock Plan (the "1992 Plan"), the 1994 Director Option Plan (the "Directors' Plan"), and the 1998 Nonstatutory Stock Options Plan (the "1998 Plan"). Pursuant to the terms of the plan, the Company's Board of Directors may grant stock options to selected employees, directors, officers and consultants of the Company. Stock options are generally granted with an exercise price equal to the fair market value of the Company's stock at the date of grant.

1992 Plan

         In 1997, the Company amended the 1992 Plan under which the Company's Board of Directors could issue options to purchase up to 3,300,886 shares of common stock to employees and directors of and consultants to the Company. In July 1999, the Company amended the 1992 Plan to reserve an additional 450,000 shares of common stock for issuance under the 1992 Plan.

         Under the 1992 Plan, the Company's Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally have 10-year terms and vest 25% after one year from the grant date with the remaining options vesting pro rata over the following 36 months. The term of any options issued under the plan may not exceed ten years from the date of grant.

Directors' Plan

         The Directors' Plan provides for automatic grants to purchase 5,000 of the Company's common stock upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 5,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted shall be 100% of the fair market value of the Company's common stock on the date of grant. The options expire ten years after the date of grant. In July 1999, the Company amended the Directors' Plan to increase the aggregate number of shares authorized by 60,000 shares to 145,000 shares. Under the Director's Plan, 30,000 shares were granted during fiscal 2000.

1998 Plan

         In January 1998, the Company adopted the 1998 Plan under which the Company's Board of Directors could issue options to purchase up to 400,000 shares of common stock to employees of and consultants to the Company. In the second quarter of fiscal 1999, an additional 500,000 shares were reserved under the 1998 Plan. In the first quarter of fiscal 2000, an additional 250,000 shares were reserved under the 1998 Plan.

         Under the 1998 Plan, the Company's Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally have 10-year terms and vest 25% after one year from the grant date with the remaining options vesting pro rata over the following 36 months.

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

Other Stock Option Grant Activity

         Outside of the 1992 Plan, the Director's Plan and the 1998 Plan, two officers and one employee of the Company were granted a combined total of 390,000 options during fiscal 1997, at exercise prices ranging from $9.50 to $14.50, which are subject to the same vesting schedule as that of the Company's 1992 Plan. In fiscal 1998, one officer and two employees were granted a combined total of 90,000 options outside of the Plans at exercise prices ranging from $16.88 to $56.38, which are subject to the same vesting schedule as that of the 1992 Plan. During fiscal 1999, 91,667 options were cancelled. In fiscal 2000, one officer and one employee were granted a combined total of 160,000 options outside of the Plans at an exercise price ranging from $11.38 to $22.50, which are subject to the same vesting schedule as that of the 1992 Plan.

         The following table summarizes option activity under the Company's various plans:




                                                                                                        Weighted
                                                                                                        Average
                                                                      Available for      Options        Exercise
                                                                          Grant        Outstanding        Price
                                                                          -----        -----------        -----
Outstanding as of April 1, 1997.................................          685,420        1,737,789        $ 13.18
   Additional shares reserved...................................          490,000               --             --
   Granted......................................................         (855,755)         855,755          25.91
   Exercised....................................................               --        ( 431,511)         12.87
   Canceled.....................................................          138,028         (138,028)         17.45
                                                                      -----------       -----------
Outstanding as of March 31, 1998................................          457,693        2,024,005          18.34
   Additional shares reserved...................................          500,000               --             --
   Granted......................................................         (964,921)         964,921          13.38
   Exercised....................................................               --         (136,981)          8.93
   Canceled(1)..................................................          442,636         (534,303)         18.64
                                                                      -----------      -----------
Outstanding as of March 31, 1999................................          435,408        2,317,642          16.75
   Additional shares reserved...................................        1,170,000               --             --
   Granted......................................................       (1,944,794)       1,944,794          18.83
   Exercised....................................................               --         (565,941)         13.16
   Canceled.....................................................          424,959         (424,959)         17.88
                                                                      -----------      -----------
Outstanding as of March 31, 2000................................           85,573        3,271,536        $ 18.46
                                                                      ===========      ===========

-------------------
(1) 91,667 shares which were outside of the Plans were cancelled and were not available for re-grant.


         The  following  tables  summarize   information   about  stock  options
outstanding at March 31, 2000:

                            Options Outstanding                                       Options Exercisable
       --------------------------------------------------------------           ---------------------------
                             Number            Weighted        Weighted            Number            Weighted
       Range of          Outstanding at        Average         Average          Exercisable at       Average
      Exercise             March 31,          Remaining        Exercise           March 31,          Exercise
       Prices                2000            Life (Years)       Price               2000              Price
       ------                ----            ------------       -----               ----              -----
  $ 0.20 - $ 6.59            76,620              6.47           $ 5.31              76,620            $ 5.31
  $ 7.00 - $10.25           229,562              7.82             9.79              82,351              9.30
  $11.38 - $15.38         1,462,438              8.03            13.95             578,544             14.12
  $15.44 - $23.06         1,028,581              9.28            21.38             149,787             18.94
  $23.50 - $34.63           291,561              9.88            25.54                  21             24.00
  $36.00 - $50.06           143,003              7.17            39.01             103,112             38.88
  $52.00 - $64.13            39,771              7.48            58.03              25,446             58.17
                          ---------                                              ---------
  $ 0.20 - $64.13         3,271,536              8.49          $ 18.46           1,015,881          $  17.39
                          =========                                              =========


         Using the Black-Scholes Option-Pricing Model, the per share weighted average fair market value of stock options granted during fiscal 2000, fiscal 1999 and fiscal 1998 were $15.32, $10.86 and $18.34, respectively, on the date of grant. Assumptions used with the Black-Scholes Option-Pricing Model were as follows:

                                                     Fiscal Year
                                        --------------------------------------
                                          2000          1999           1998
                                        ---------     ---------      ---------
Risk-free interest rate..............      5.8%          5.4%           5.6%
Expected term of options.............   5.3 years     4.4 years      4.5 years
Expected volatility..................     86.2%         81.0%          83.0%
Expected dividend yield..............      0.0%          0.0%           0.0%


Stock-Based Compensation

         Stock-based compensation expense related to stock options granted to non-employees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation related to unvested non-employee options using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. In connection with the grant of stock options to consultants, the Company recorded stock-based compensation expense of $410,000 for the year ended March 31, 2000. As of March 31, 2000, the Company expects to amortize stock-based compensation expense of $409,000 in fiscal 2001, $269,000 in fiscal 2002, $187,000 in fiscal 2003, and $72,000 in fiscal 2004, assuming no change in the underlying value of the Company's common stock.

                          Employee Stock Purchase Plan

         In June 1998, the Company's stockholders approved the 1998 Employee Stock Purchase Plan (the "Purchase Plan") which permitted eligible employees to purchase the Company's Common Stock through payroll deductions. The Purchase Plan consisted of consecutive and overlapping 12-month offering periods, each divided into two 6-month purchase periods. The purchase price of the shares in the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of each purchase period. The Company reserved a total of 250,000 shares of common stock for issuance under this plan. The Purchase Plan has a feature whereby the number of shares reserved under the Purchase Plan are increased automatically on an annual basis by the lesser of 300,000 shares or 2% of outstanding shares of Common Stock. There were 199,538 shares of Common Stock available for issuance as of March 31, 2000. During the fiscal years ended March 31, 2000 and 1999, shares totaling 191,233 and 61,275 were acquired under the Purchase Plan at an average per share price of $9.22 and $9.08, respectively.

         Under SFAS No. 123, Accounting for Stock-Based Compensation, pro forma compensation cost is calculated for the fair market value of the employees' purchase rights. The fair value of each stock purchase right granted under the Purchase Plan is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

                                                     Fiscal Year
                                        --------------------------------------
                                          2000          1999           1998
                                        ---------     ---------      ---------
Risk-free interest rate..............      5.0%          5.4%           5.6%
Expected term of options.............   0.5 years     0.4 years      0.5 years
Expected volatility..................     86.2%         81.0%          83.0%
Expected dividend yield..............      0.0%          0.0%           0.0%


         The per share weighted average fair market value of those purchase rights granted in fiscal 2000, fiscal 1999 and fiscal 1998 was $6.08, $3.87 and $4.32, respectively, per share.


                        Pro Forma Fair Value Information

         The Company accounts for its stock options using the intrinsic value method. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and related per share amounts would have been as indicated in the pro forma amounts indicated below (in thousands, except per share amounts):

                                                  Year Ended March 31,
                                      -----------------------------------------
                                          2000            1999           1998
                                      -----------     -----------     ---------
Net income (loss):
   As reported ...................    $    (5,823)    $   (36,971)    $   8,922
                                      ===========     ===========     =========
   Pro forma .....................    $   (15,099)    $   (40,972)    $  (1,870)
                                      ===========     ===========     =========

Earnings (loss)  per share:
   Basic:
     As reported .................    $     (0.56)    $     (3.50)    $    0.90
                                      ===========     ===========     =========
     Pro forma ...................    $     (1.45)    $     (3.88)    $   (0.19)
                                      ===========     ===========     =========

   Diluted:
     As reported .................    $     (0.56)    $     (3.50)    $    0.83
                                      ===========     ===========     =========
     Pro forma ...................    $     (1.45)    $     (3.88)    $   (0.19)
                                      ===========     ===========     =========


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


6. EMPLOYEE BENEFIT PLAN

         In January 1997, the Company adopted the Spectrian Corporation 401(k) Savings Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Company's Board of Directors that may not exceed 20% of the annual aggregate salaries of those employees eligible for participation. In fiscal years 2000, 1999 and 1998, the Company contributed $148,000, $209,000 and $181,000, respectively, in contributions to the Benefit Plan.


7. INCOME TAXES

The components of the provision for income taxes in the statement of operations are as follows (in thousands):

                                                    March 31,
                                       ----------------------------------
                                       2000           1999           1998
                                       ----           ----           ----
Current
     Federal ......................     --             --             --
     State ........................     10             59            399
     Foreign ......................     20             --             --
                                       ----           ----           ----
          Total Current                 30             59            399
Deferred
     Federal ......................     --             --             --
     State ........................     --             --             --
     Foreign ......................     --             --             --
                                       ----           ----           ----
          Total Deferred                --             --             --
                                       ----           ----           ----
          Total Provision               30             59            399
                                       ====           ====           ====

         Income tax expense for the years  ended March 31,  2000,  1999 and 1998 differs from the amount computed by applying the federal income tax rate of 34% to pretax income (loss) from operations as a result of the following (in thousands):




                                                                                               Year Ended March 31,
                                                                                       --------------------------------------------
                                                                                         2000              1999              1998
                                                                                       --------          --------          --------
Federal tax (benefit) at statutory rate ......................................         $ (1,970)         $(12,550)         $  3,189
State tax, net of Federal benefit ............................................               10                59              --
Utilization of net operating loss carryforwards ..............................             --                --              (3,314)
Alternative minimum tax ......................................................             --                --                 183
FSC tax expense ..............................................................               20              --                 215
Unrealized benefit from LLC loss .............................................             --                --                  44
Unutilized net operating losses and temporary differences ....................            2,299            12,093              --
Other ........................................................................             (329)              457                82
                                                                                       --------          --------          --------
Income tax expense ...........................................................         $     30          $     59          $    399
                                                                                       ========          ========          ========


         The components of significant portions of the deferred tax assets and liabilities are presented below (in thousands):


                                                                 March 31,
                                                          ---------------------
Deferred tax assets:                                        2000         1999
                                                          --------     --------
   Various accruals and reserves .....................    $  4,893     $  6,349
   Net operating loss carryforwards ..................      22,411       21,259
   Credit carryforwards ..............................       7,180        6,982
                                                          --------     --------
     Total gross deferred tax assets .................      34,484       34,590
   Less valuation allowance ..........................     (33,783)     (32,661)
                                                          --------     --------
     Total deferred tax assets .......................    $    701     $  1,929
                                                          --------     --------

Deferred tax liabilities:
   Property and equipment depreciation differences ...    $   (701)    $ (1,929)
                                                          --------     --------
   Total gross deferred tax liabilities ..............        (701)      (1,929)
                                                          --------     --------

Net deferred tax assets ..............................    $   --       $   --
                                                          ========     ========


         Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses in fiscal 2000 and 1999, the Company has provided a full valuation allowance and, therefore no benefit has been recognized for the operating loss and other deferred tax assets. The Company evaluates positive and negative evidence about the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

         As of March 31, 2000, the Company has a net operating loss carryforward of approximately $62.5 million and $19.6 million for federal and California income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2008 through March 2020 and the California carryforwards will expire in various amounts beginning in 2004 through March 2006.

         The Company has research credit carryforwards of approximately $1.9 million and $2.1 million for federal and California income tax purposes, respectively. If not utilized, the Federal carryforwards will expire in various amounts beginning in 2003. The California research credit can be carried forward indefinitely.

         The Company also has California manufacturing investment tax credit carryforward of approximately $2.8 million for California income tax purposes which, if not utilized, will expire in 2005 through 2008.

         Included in the deferred tax assets is approximately $11.6 million of assets relating to the stock option compensation which will be credited to equity when realized.

         Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and credits before utilization.

8. CUSTOMER CONCENTRATIONS

         For the year ended March 31, 2000, one customer accounted for approximately 72% of net revenues. For the year ended March 31, 1999, two customers accounted for approximately 76% and 11% of net revenues, respectively. For the year ended March 31, 1998, two customers accounted for approximately 79% and 14% of net revenues, respectively. Two customers accounted for an aggregate of 86% and 85% of accounts receivable at March 31, 2000 and 1999, respectively. The Company has written off bad debts of none in fiscal years 2000 and 1999, respectively, and $13,000 in fiscal year 1998.


9. SEGMENT INFORMATION

         Under the management approach, the Company has broken down its business into two divisions based upon product type: Amplifier Division and Semiconductor Division, which operates under the tradename of UltraRF. UltraRF derives virtually all of its revenues from sales to the Amplifier Division. The Company allocates operating expenses to these segments but does not allocate interest income and expense. Corporate expenses are allocated to the operating segments based on predetermined annual allocation methods. Appropriate intersegment eliminations are made in the consolidation of the Company's consolidated financial statements.

         The Company operated and reported its financial information as one vertical integrated unit in the fiscal year ending March 31, 1999, and therefore did not identify or report separate segment information. The Company began reporting its operations by segment as of the fiscal period beginning April 1, 1999. Segment information for the year ended March 31, 2000 is as follows (in thousands):

Consolidated Statement of Operations Data - Fiscal 2000:

                                                                                  Year Ended March 31, 2000
                                                               --------------------------------------------------------------------
                                                               Amplifier            UltraRF             Other*              Total
                                                               ---------           ---------          ---------           ---------
Net revenues, external ..............................          $ 162,687           $     880          $    --             $ 163,567
Net revenues, intersegment ..........................               --                27,050            (27,050)               --
Amortization and depreciation .......................              5,797               2,546              4,912              13,255
Income (loss) before income taxes ...................          $  (9,906)          $   4,113          $    --             $  (5,793)


*Data in the "Other" column represents the elimination of intersegment revenues.

         The Company does not allocate interest income or expenses, other income, net, or the provision for income taxes to these segments for internal reporting purposes.

Consolidated Balance Sheet Data:

                                                                                                March 31, 2000
                                                                         ----------------------------------------------------------
                                                                         Amplifier         UltraRF           Other            Total
                                                                         ---------         -------           -----            -----
Segment Assets .................................................          $32,142          $13,605          $ 8,463          $54,210
Expenditures for additions to long-lived assets ................          $ 3,181          $ 2,362          $ 2,188          $ 7,731

         Segment assets represent inventories and property and equipment, which are allocated to these segments.

         Net revenues from major product categories for the three years ended March 31, 2000 were as follows:

                                               Year ended March 31,
                                            -----------------------------
                                            2000       1999          1998
                                            ----       ----          ----
SCPA ......................................  77%         90%           90%
MCPA ......................................  20%          4%            --%
Other......................................   3%          6%           10%
                                            ---         ---           ---
Total Revenue.............................. 100%        100%          100%
                                            ===         ===           ===


Geographic Segment Data:

         Revenue  from   unaffiliated   customers  by  geographic  region  as  a
percentage of net revenues were as follows:

                                                     Year Ended March 31,
                                              --------------------------------
                                              2000           1999         1998
                                              ----           ----         ----
Canada.......................................  42%            57%          49%
Korea........................................  16%            14%          26%
United States................................  13%            16%           5%
France.......................................  26%            13%          20%
Other........................................   3%             --%          -- %


         The Company's long-lived assets are located in the following countries (in thousands):

                                                              March 31,
                                                     ---------------------------
                                                       2000               1999
                                                     -------             -------
United States ..........................             $18,226             $27,441
Thailand ...............................               1,218               1,011
Korea ..................................                 224                  16
                                                     -------             -------
                                                     $19,668             $28,468
                                                     =======             =======


10. LITIGATION

         On May 19, 2000, the Company announced that it had reached a settlement in principle of the shareholder class action lawsuits which were filed in the United States District Court for the Northern District of California and the Superior Court of the State of California for Santa Clara County. The terms of the settlement will not have a material adverse effect on the Company's financial position or results from operations. The final settlement agreement is subject to Court approval and class notice provisions.

11. DISCONTINUED MANUFACTURING OPERATIONS AND RELATED RESTRUCTURING CHARGES

         During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. During the fourth quarter of fiscal 2000, the Company decided to transfer the remaining power amplifier production in Sunnyvale, California, to the contract manufacturer. In connection with the decision, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. Approximately 90 employees engaged in manufacturing and production related functions are anticipated to be terminated as a result of the restructuring. At March 31, 2000, approximately six employees had been terminated pursuant to the restructuring. The restructuring will be substantially completed in the third quarter of fiscal 2001. The following table represents the restructuring activity that took place up to March 31, 2000 (in thousands):

                                                                 Reduction in
                                                                   Workforce
                                                                    -------
Reserve for estimated severance costs .......................       $ 1,032
Cash payment of severance costs .............................           (36)
                                                                    -------

Balance at March 31, 2000 ...................................       $   996
                                                                    =======


         The balance of the restructuring accrual is included in current liabilities on the consolidated balance sheets.