Form 10-Q
period 2000-07-02
SPECTRIAN CORP /CA/
filed 2000-08-16
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark  One)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    Act of 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

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


                              Yes [X]    No [ ]


As of August 7, 2000 there were 10,959,833 shares of the Registrant's Common Stock outstanding.

================================================================================


                                       SPECTRIAN CORPORATION

                                             FORM 10-Q

                                               INDEX

                                  FOR QUARTER ENDED JULY 2, 2000


                                                                                              Page
                                                                                              ----
                                  PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Condensed Consolidated Balance Sheets - July 2, 2000 and March 31, 2000........        3

         Condensed Consolidated Statements Of Operations - Three Months Ended July 2,
             2000 and June 27, 1999.....................................................        4

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
             July 2, 2000 and June 27, 1999 ............................................        5

         Notes to Condensed Consolidated Financial Statements...........................        6

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................       12

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk.....................       23


                                    PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings..............................................................       25

ITEM 6   Exhibits and Reports on Form 8-K...............................................       25

         Signatures.....................................................................       26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       SPECTRIAN CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)
                                                    (Unaudited)

                                                                                    July 2,            March 31,
                                                                                     2000               2000 (1)
                                                                                     ----               --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $     11,179         $     11,553
   Short-term investments                                                              31,220               36,027
   Accounts receivable, less allowance for doubtful
     accounts of $420 and $420, respectively                                           27,328               23,817
   Inventories                                                                         34,584               34,542
   Prepaid expenses and other current assets                                            6,162                4,400
                                                                                 ------------         ------------

     Total current assets                                                             110,473              110,339

Property and equipment, net                                                            18,980               19,668
Other assets                                                                            1,268                1,268
                                                                                 ------------         ------------

     Total assets                                                                $    130,721         $    131,275
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $     19,316         $     16,416
   Accrued liabilities                                                                 12,810               13,793
   Current portion of debt and capital lease obligations                                  982                  730
                                                                                 ------------         ------------

     Total current liabilities                                                         33,108               30,939

Debt and capital lease obligations, net of current portion                                959                1,351
                                                                                 ------------         ------------

     Total liabilities                                                                 34,067               32,290
                                                                                 ------------         ------------

Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
   Preferred stock,  $0.001 par value,  5,000,000 shares  authorized;  none
      issued and outstanding, respectively                                               --                   --
   Common  stock, $0.001  par  value, 20,000,000  shares authorized;
      11,948,721 and 11,859,507  shares  issued,  respectively; 10,948,721
      and 10,859,507 shares outstanding, respectively                                      12                   12
   Additional paid-in capital                                                         160,625              160,117
   Treasury stock, 1,000,000 shares of common stock held                              (14,789)             (14,789)
   Deferred compensation expense                                                          (91)                (937)
   Accumulated other comprehensive loss                                                  (502)                (617)
   Accumulated deficit                                                                (48,601)             (44,801)
                                                                                 ------------         ------------

     Total stockholders' equity                                                        96,654               98,985
                                                                                 ------------         ------------

     Total liabilities and stockholders' equity                                  $    130,721         $    131,275
                                                                                 ============         ============

(1) Derived from the March 31, 2000 audited balance sheet included in the 2000 Annual Report on Form 10-K of Spectrian Corporation.

See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                         -----------------------
                                                         July 2,        June 27,
                                                           2000           1999
                                                           ----           ----

NET REVENUES                                             $ 42,190      $ 31,484
                                                         --------      --------

COSTS AND EXPENSES:
  Cost of revenues                                         35,268        25,892
  Research and development                                  5,601         4,877
  Selling, general and administrative                       5,660         4,294
                                                         --------      --------
     Total costs and expenses                              46,529        35,063
                                                         --------      --------

OPERATING LOSS                                             (4,339)       (3,579)

INTEREST INCOME                                               597         1,147
INTEREST EXPENSE                                              (46)         (158)
                                                         --------      --------

LOSS BEFORE INCOME TAXES                                   (3,788)       (2,590)

INCOME TAXES                                                   12            32
                                                         --------      --------

NET LOSS                                                 $ (3,800)     $ (2,622)
                                                         ========      ========

NET INCOME (LOSS) PER SHARE:

  Basic and diluted                                      $  (0.35)     $  (0.26)
                                                         ========      ========

SHARES USED IN COMPUTING PER SHARE AMOUNTS:

  Basic and diluted                                        10,916        10,176
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


                                       SPECTRIAN CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                    (Unaudited)

                                                                                      Three Months Ended
                                                                                  ---------------------------
                                                                                  July 2,            June 27,
                                                                                   2000               1999
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                     $ (3,800)         $ (2,622)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                               2,928             3,373
        Loss on sale of property and equipment, net                                     5                65
        Provision  for excess and obsolete  inventories  and  write-down  to          322               454
           market
        Stock option compensation expense                                             139               219
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (3,511)           (4,385)
          Inventories                                                                (364)             (121)
          Prepaid expenses and other current assets                                (1,762)              161
          Accounts payable                                                          2,900               556
          Accrued liabilities                                                        (983)           (3,975)
                                                                                 --------          --------
             Net cash used in operating activities                                 (4,126)           (6,275)
                                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of short-term investments                                               --              (4,984)
    Proceeds from sale and maturities of short-term investments                     4,922             5,056
    Purchase of property and equipment                                             (2,245)             (884)
    Proceeds from sale of property and equipment                                     --                  42
                                                                                 --------          --------
             Net cash provided by (used in) investing activities                    2,677              (770)
                                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of debt and capital lease obligations                                  (140)             (276)
    Proceeds from sales of common stock, net                                        1,215             1,053
                                                                                 --------          --------
             Net cash provided by financing activities                              1,075               777
                                                                                 --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (374)           (6,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     11,553            26,254
                                                                                 --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 11,179          $ 19,986
                                                                                 ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                       $     46          $    158
                                                                                 ========          ========
    Cash paid for income taxes                                                   $     12          $     32
                                                                                 ========          ========

See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles.
However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2001, or any other future period.

2.       BALANCE SHEET COMPONENTS

         Balance sheet components are as follows (in thousands):

                                                            July 2,    March 31,
                                                              2000        2000
                                                              ----        ----

       Inventories:
            Raw materials                                    $16,609   $16,763
            Work in progress                                  10,652    10,353
            Finished goods                                     7,323     7,426
                                                             -------   -------
                                                             $34,584   $34,542
                                                             =======   =======

       Property and equipment:
            Machinery and equipment                          $60,309   $58,322
            Software                                           4,265     4,248
            Leasehold improvements                             3,806     3,781
                                                             -------   -------
                                                              68,380    66,351

            Less accumulated depreciation and amortization    49,400    46,683
                                                             -------   -------
                                                             $18,980   $19,668
                                                             =======   =======

       Accrued liabilities:
            Employee compensation and benefits               $ 3,858   $ 4,310
            Warranty                                           7,208     7,123
            Restructuring                                        869       996
            Other accrued liabilities                            875     1,364
                                                             -------   -------
                                                             $12,810   $13,793
                                                             =======   =======

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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has until the fourth quarter of fiscal 2001 to comply with the guidance in SAB 101. SAB 101 is not expected to have any material impact on the Company's consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions prior to July 1, 2000 did not have a material effect. The Company believes that the adoption of the remaining provisions of FIN 44 will not have a material effect on its financial position or results of operations.

4.       SHORT-TERM INVESTMENTS

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of investment grade, interest-bearing commercial paper and money market funds as of July 2, 2000.

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

         As of July 2, 2000 and March 31, 2000, short-term investments classified as available-for-sale securities were as follows (in thousands):


                                                   Amortized       Unrealized          Fair
                     As of July 2, 2000               Cost        Gain (Loss)          Value
                     ------------------               ----        -----------          -----

     Government bonds & notes                       $ 11,101        $   (137)        $ 10,964
     Corporate bonds & notes                          24,775            (365)          24,410
                                                    --------        --------         --------

                                                      35,876            (502)          35,374
     Less amounts classified as cash equivalents       4,154            --              4,154
                                                    --------        --------         --------

     Short-term investments                         $ 31,722        $   (502)        $ 31,220
                                                    ========        ========         ========

     Contractual maturity dates:
          1 to 5 years                                                               $ 31,220
                                                                                     ========


                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                                     Unrealized    Fair
                  As of March 31, 2000            Amortized Cost     Gain (Loss)   Value
                  --------------------            --------------     -----------   -----

      Government bonds & notes                         $ 14,599      $   (166)    $ 14,433
      Commercial paper                                   29,545          (451)      29,094
                                                       --------      --------     --------

                                                         44,144          (617)      43,527
      Less amounts classified as cash equivalents         7,500          --          7,500
                                                       --------      --------     --------

      Short-term investments                           $ 36,644      $   (617)    $ 36,027
                                                       ========      ========     ========

          Contractual maturity dates, less than 1 year                            $  3,500
          Contractual maturity dates, 1 to 5 years                                  32,527
                                                                                  --------
                                                                                  $ 36,027
                                                                                  ========

5.       PER SHARE COMPUTATION

         Basic net income  (loss) per share is computed  by dividing  net income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three months ended July 2, 2000 and June 27, 1999, 3,215,071 and 2,651,352 stock options were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods.

6.       SEGMENT INFORMATION

         Under the management approach, the Company has broken down its business into two operating segments based upon product type: Amplifier Division and Semiconductor Division, which operates under the tradename of UltraRF. UltraRF derives substantially all of its revenues from sales to the Amplifier Division. The Company allocates operating expenses to these segments but does not allocate interest income and expense, other income, net, the provision for income taxes and certain corporate operating expenses. Corporate expenses are allocated to the operating segments based on predetermined annual allocation methods. Appropriate intersegment eliminations are made in the consolidation of the Company's consolidated financial statements. Segment assets, which include inventories and property and equipment, are reported upon by operation. No other assets and liabilities are reported separately.

Consolidated Statement of Operations Data - fiscal 2001:

                                                     Three Months Ended July 2, 2000
                                           ------------------------------------------------
                                           Amplifier      UltraRF       Other*        Total
                                           ---------      -------       ------        -----
Net revenues, external                  $    41,937    $     253   $      --      $  42,190
Net revenues, intersegment                      --         7,186       (7,186)          --
Amortization and depreciation                 1,440          690          798         2,928
Income (loss) before income taxes       $    (4,475)   $     497   $      190     $  (3,788)

*Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, net, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Consolidated Balance Sheet Data:

                                                                         July 2, 2000
                                                   -----------------------------------------------------------
                                                   Amplifier         UltraRF           Other           Total
                                                   ---------         -------           -----           -----
Segment Assets                                     $ 31,798          $14,747          $ 7,019          $ 53,564
Expenditures for additions to long-lived assets    $    634          $ 1,448          $   163          $  2,245


Consolidated Statement of Operations Data - fiscal 2000:

                                                                Three Months Ended June 27, 1999
                                                    ----------------------------------------------------------
                                                   Amplifier         UltraRF           Other*          Total
                                                   ---------         -------           ------          -----
Net revenues, external                             $ 31,471          $    13          $  --            $ 31,484
Net revenues, intersegment                              --             4,223           (4,223)             --
Amortization and depreciation                         1,372              628            1,373             3,373
Income (loss) before income taxes                  $ (4,034)         $  (272)         $ 1,716          $ (2,590)

*Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, net, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.

Consolidated Balance Sheet Data:

                                                                         March 31, 2000
                                                   -----------------------------------------------------------
                                                   Amplifier         UltraRF           Other           Total
                                                   ---------         -------           -----           -----
Segment Assets                                     $ 32,142          $ 13,605         $ 8,463          $ 54,210


Geographic Segment Data:

         Revenue  from   unaffiliated   customers  by  geographic  region  as  a
percentage of revenues were as follows:

                                             Three Months Ended
                                          --------------------------
                                          July 2,          June  27,
                                           2000               1999
                                           ----               ----
Canada                                     35%                 54%
United States                              34%                  8%
France                                     25%                 24%
South Korea                                 5%                 14%
Other countries                             1%                 --%

         The Company's long-lived assets are located in the following countries (in thousands):

                                          July 2,            March 31,
                                           2000                 2000
                                           ----                 ----

United States                            $ 17,249           $ 18,226
Thailand                                    1,315              1,218
South Korea                                   416                224
                                         --------           --------
                                         $ 18,980           $ 19,668
                                         ========           ========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

7.       Discontinued manufacturing operations and Related Restructuring Charges

         During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. During the fourth quarter of fiscal 2000, the Company decided to transfer the remaining power amplifier production in Sunnyvale, California, to the contract manufacturer. In connection with the decision, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. Approximately 90 employees engaged in manufacturing and production related functions are anticipated to be terminated as a result of the restructuring. At July 2, 2000, approximately twenty-one employees had been terminated pursuant to the restructuring. The Company anticipates that the restructuring will be substantially completed in the third quarter of fiscal 2001. The following table represents the restructuring activity that took place up to July 2, 2000 (in thousands):


                                                             Reduction in
                                                              Workforce
                                                              ---------

      Balance at March 31, 2000                                $    996
      Cash payment of severance costs                              (127)
                                                               --------

      Balance at July 2, 2000                                  $    869
                                                               ========

         The balance of the restructuring accrual is included in current liabilities on the condensed consolidated balance sheets.


8.       Comprehensive Income

         Statement of Financial Accounting Standard No. 130 (SFAS 130) "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):


                                                           Three Months Ended
                                                          ----------------------
                                                          July 2,      June  27,
                                                           2000          1999
                                                           ----          ----
             Net loss                                     $(3,800)     $(2,622)
             Unrealized gain (loss) on marketable
               securities                                     115         (540)
                                                          -------      -------
             Comprehensive loss                           $(3,685)     $(3,162)
                                                          =======      =======


         The components of accumulated other comprehensive loss are as follows (in thousands):


                                                         July 2,    March 31
                                                           2000       2000
                                                           ----       ----
             Unrealized loss on marketable securities     $(502)     $(617)
                                                          =====      =====

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

9.       Litigation

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

10.      Line of Credit


         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in default of certain of the covenants and the bank has granted a waiver of the default effective through September 30, 2000. The amount available to borrow at July 2, 2000 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at July 2, 2000 was 9.5% and 8.79%, respectively. The Company had no borrowings under the line of credit at July 2, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the `'Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words `'may," `'will," `'expect," `'anticipate," `'continue," `'estimate," `'project," `'intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.

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

         For the three months ended July 2, 2000, Nortel Networks Corporation ("Nortel") and Verizon Communications ("Verizon"), formed by the merger of Bell Atlantic and GTE Corporation, accounted for approximately 61% and 28% of net revenues, respectively. For the three months ended June 27, 1999, Nortel and LG Information & Communications, Inc. ("LGIC") accounted for approximately 83% and 12% of net revenues, respectively. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. In the year ended March 31, 1999 ("fiscal 1999") and the first and fourth quarters of the year ended March 31, 2000 ("fiscal 2000"), product orders fell sharply resulting in substantial losses in those fiscal periods. There can be no assurance that the Company will not experience such fluctuations in the future. In September 1999, the Company announced that it expected that it would not be developing new products for Nortel but would continue to supply Nortel with existing products. If the Company is unable to find other customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon or any other major OEM customer, or if orders by Nortel, Verizon or any other major OEM customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

         During the three months ended July 2, 2000 and June 27, 1999, sales outside of the United States were 66% and 92%, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as South Korea and France, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are priced in U.S. dollars, currency fluctuations and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company.

         In Sunnyvale, California, the Company manufactures low-volume single carrier and multicarrier power amplifier products, and services all of its power amplifier products. In addition, the Company operates a four-inch semiconductor wafer fabrication facility and semiconductor assembly and testing operation in Sunnyvale, California. During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. In the year ended March 31, 2001 ("fiscal 2001"), the Company plans to transfer the remaining power amplifier production in Sunnyvale to the contract manufacturer. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer in fiscal 1999 were higher than the savings from costs of products, which adversely affected the Company's gross margin for fiscal 1999. The Company anticipates that its gross margin will be adversely affected in fiscal 2001 during the transition of the remaining power amplifier production to the contract manufacturer. As a result of its wafer fabrication facility and other manufacturing and development infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to achieve and maintain profitability.

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

         The market for the Company's products is becoming increasingly competitive. The Company is selling its power amplifier products in South Korea, as well as directly to cellular service providers where its competitors are already established as suppliers. In addition, the Company competes with at least one merchant amplifier manufacturer for business from Nortel. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

Results of Operations

         The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                            Three months ended
                                            July 2,     June 27,
                                             2000        1999
                                             ----        ----

NET REVENUES                                100.0%      100.0%
                                            -----       -----
COSTS AND EXPENSES:
  Cost of revenues                           83.6        82.2
  Research and development                   13.3        15.5
  Selling, general and administrative        13.4        13.6
                                            -----       -----
     Total costs and expenses               110.3       111.3
                                            -----       -----
OPERATING LOSS                              (10.3)      (11.3)

INTEREST INCOME                               1.4         3.6
INTEREST EXPENSE                             (0.1)       (0.5)
                                            -----       -----
LOSS BEFORE INCOME TAXES                     (9.0)       (8.2)

INCOME TAXES                                   --         0.1
                                            -----       -----

NET LOSS                                     (9.0)%      (8.3)%
                                            =====       =====

GROSS MARGIN ON SALES                        16.4%       17.8%
                                            =====       =====

         Net Revenues. The Company's revenues increased 34% to $42.2 million for the three months ended July 2, 2000 from $31.5 million for the three months ended June 27, 2000. The growth in revenue was primarily due to higher demand in the single carrier power amplifier ("SCPA") products, primarily new Broadband products, and achieving volume shipments of the new multi-channel power amplifier ("MCPA") products. SCPA revenues, including the new single carrier Broadband products, increased 8% to $33.2 million for the three months ended July 2, 2000 from $30.7 million for the three months ended June 27, 1999. MCPA revenues increased 1,018% to $8.7 million for the three months ended July 2, 2000 from $0.8 million for the three months ended June 27, 1999. UltraRF revenues from external customers increased to $0.3 million from none for the three months ended July 2, 2000 and June 27, 1999, respectively.

         Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume and new products, radio frequency ("RF") semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of revenues increased by 36% to $35.3 million for the three months ended July 2, 2000 from $25.9 million for the three months ended June 27, 2000. The increase on a dollar basis for the three months ended July 2, 2000 was due to higher production volumes associated with the increased revenues.

         Gross margin on sales was 16% for the three months ended July 2, 2000 as compared to 18% for the three months ended June 27, 1999. The decrease in gross margin reflects a change in product mix and declining average sales prices in certain volume products which were partially offset by cost improvements resulting from lower per unit manufacturing costs driven by higher production volumes, product cost reduction initiatives, and the increased use of contract manufacturing.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 15% to $5.6 million in the three months ended July 2, 2000 from $4.9 million in the three months ended June 27, 1999. As a percentage of revenues, R&D expenses declined to 13% of revenues for the three months ended July 2, 2000 as compared to 16% of revenues for the three months ended June 27, 1999. The increase in R&D expenses on a dollar basis reflects new product development initiatives required to meet current and future market and customer requirements. The decrease in R&D expenses on percentage of revenues basis reflects substantially higher revenue levels.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 32% to $5.7 million in the three months ended July 2, 2000 from $4.3 million in the three months ended June 27, 1999. As a percentage of revenues, SG&A expenses declined to 13% of revenues for the three months ended July 2, 2000 as compared to 14% of revenues for the three months ended June 27, 1999. The increase in SG&A expenses on a dollar basis was principally due to increased commissions, marketing efforts to diversify the customer base, creation of the UltraRF sales force and network, and added maintenance and support for the new enterprise resource planning ("ERP") system. The decrease in SG&A expenses on percentage of revenues basis reflects substantially higher revenue levels.

          Interest Income. Interest income for the three months ended July 2, 2000 decreased to $0.6 million from $1.1 million for the three months ended June 27, 1999. The decrease in interest income resulted from lower interest-bearing investment balances associated with reduced average cash and cash equivalent balances.

         Interest Expense. Interest expense for the three months ended July 2, 2000 decreased to $46,000 from $158,000 for the three months ended June 27, 1999. The decrease in interest expense resulted from substantially reduced average borrowings levels.

         Income Taxes. Due to the losses incurred by the Company in prior years and the related net operating loss carryforwards available to the Company, the Company did not record an income tax expense except for the minimum state income tax expense for the three months ended July 2, 2000.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has until the fourth quarter of fiscal 2001 to comply with the guidance in SAB 101. SAB 101 is not expected to have any material impact on the Company's consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions prior to July 1, 2000 did not have a material effect. The Company believes that the adoption of the remaining provisions of FIN 44 will not have a material effect on its financial position or results of operations.

Liquidity and Capital Resources

         The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at July 2, 2000 consisted of cash, cash equivalents and short-term investments of $42.4 million and bank borrowing arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. Under the terms of the master agreement governing this credit instrument, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in default of certain of the covenants and the bank has granted a waiver of the default effective through September 30, 2000. The amount available to borrow at July 2, 2000 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at July 2, 2000 was 9.5% and 8.79%, respectively. The Company had no borrowings under the line of credit at July 2, 2000.

         In January 1997, the Company borrowed $6.0 million under a term collaterized by certain capital equipment. Under the terms of the loan agreement, which expires in January 2002, the Company is required to make a series of uneven monthly principal payments ranging from $42,000 to $136,000, plus interest at a rate of 9.1%, and must maintain certain minimum working capital, net worth and other specific ratios for which the Company was in compliance as of July 2, 2000.

         The Company's working capital decreased by $2.0 million to $77.4 million as of July 2, 2000 from $79.4 million as of March 31, 2000. The decrease was primarily attributable to a $5.2 million decrease in cash, cash equivalents and short-term investments, a $2.9 million increase in accounts payable, which were partially offset by a $3.5 million increase in accounts receivable, a $1.8 million increase in prepaid expenses and other current assets, and a $1.0 million decrease in accrued liabilities. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

         Cash used by operations was $4.1 million for the three months ended July 2, 2000 compared to cash used by operations for the three months ended June 27, 1999 of $6.3 million. Cash used by operations for the three months ended
July 2, 2000 was principally the result of a $3.8 million net loss, a $3.5 million increase in accounts receivable, which increased as a result of the timing of shipments late in the quarter, a $1.8 million increase in prepaid expenses and other current assets and a $1.0 million reduction in accrued liabilities which were partially offset by a $2.9 million increase in accounts payable, which increased proportionately with production levels, and depreciation and amortization of $2.9 million.

         The Company's investing activities during the three months ended July 2, 2000 provided cash of approximately $2.6 million as compared to using $0.8 million of cash during the comparable period in the prior year. Cash provided by investing activities during the three months ended July 2, 2000 resulted primarily from $4.9 million in proceeds from sale and maturities of short-term investments which were partially offset by $2.2 million in additions to property and equipment. Capital additions for the three months ended July 2, 2000 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

         The Company's financing activities during the three months ended July 2, 2000 provided cash of approximately $1.1 million as compared to cash provided of $0.8 million during the comparable period in the prior year. Cash provided by financing activities during the three months ended July 2, 2000 was the result of $1.2 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $0.1 million in repayments of debt and capital lease obligations.

         The Company anticipates spending approximately $7.3 million over the next three months for capital additions primarily to support manufacturing production and test requirements and development projects. Based on the Company's current working capital position, the cash flows the Company expects to generate from the remainder of fiscal 2001 operations, and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Nortel and Verizon. The wireless infrastructure equipment market is dominated by a small number of large OEMs, including Ericsson, Lucent, Motorola, Nortel, Verizon and Siemens. The Company's revenues are derived primarily from sales to a limited number of these OEMs, in particular, Nortel and Verizon. Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in OEM requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affect the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. In September 1999, the Company announced that it expected that it would not be developing products for Nortel but that it will continue to supply Nortel with existing products. There can be no assurance that Nortel will purchase existing products from the Company in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Company or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Nortel or Verizon, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel or any other major OEM customer, or if orders by Nortel or Verizon or any other major OEM customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon and other major OEM customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

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

         Product Quality, Performance and Reliability. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Power amplifiers as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures. The Company has from time to time in the past experienced product quality, performance and reliability problems. In addition, multicarrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future that may have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Sole or Limited Sources of Materials and Services. The Company currently procures from single sources certain components and services for its products including, but not limited to, turnkey amplifier assemblies and specialized components. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. Furthermore, the Company began outsourcing assembly of some of its higher volume power amplifiers during the third fiscal quarter of 1999 and will transfer the remaining power amplifier production during fiscal 2001 to a contract manufacturer. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery which is greater than the committed delivery schedule of some of its customers, such as Nortel. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

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

         The Company anticipates that turmoil in financial markets and the deterioration of the underlying economic conditions in certain countries where the Company has significant sales may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced funding of wireless infrastructure by domestic governments, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and, therefore, the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in countries experiencing financial market turmoil and/or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Management of Growth; Dependence on Key Personnel. The Company's business and growth has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, motivate, manage and retain new employees successfully, especially in the highly competitive northern California job market, to integrate new employees into its overall operations and to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees in the past and could in the future. Such losses could have a material adverse effect on the Company. On March 31, 2000, the Company employed Mr. Thomas H. Waechter as its President and Chief Executive Officer. There can be no assurance that Mr. Waechter will operate effectively with existing management nor that he will be able to retain or attract additional executive officers as needed. As a result of the plan to discontinue manufacturing operations in Sunnyvale, California, and the other restructuring activities, several key executives will cease to be employees of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls. The Company can give no assurance that it will be able to manage its growth effectively. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. The Company may also, from time to time, pursue divestitures of existing operations. Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results. These risks include the diversion of management's attention from day-to-day business, the difficulty of combining and assimilating the operations and personnel of the acquired companies, charges to the Company's earnings as a result of the purchase of intangible assets, and the potential loss of key employees as a result of an acquisition. Should any acquisition take place, we can give no assurance that this acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

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

Additional Factors Affecting Future Operating Results of UltraRF

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

         Risks Associated with UltraRF's Wafer and Device Fabrication. UltraRF's operation of its wafer and device fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply for certain components and services, and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on UltraRF's business, financial condition and results of operations. The design and fabrication of RF semiconductors is a complex and precise process. Such manufacturing is sensitive to a wide variety of factors, including variations and impurities in the raw materials, quality control of the packages, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on a wafer and the level of contaminants in the manufacturing environment. As a result of these and other factors, semiconductor manufacturing yields from time to time in the past have suffered, and there can be no assurance that UltraRF will be able to achieve acceptable production yields in the future. In addition, UltraRF's wafer and device fabrication facility represents a single point of failure in its manufacturing process that would be costly and time consuming to replace if its operation were interrupted. The interruption of wafer fabrication operations, the loss of key employees dedicated to the wafer and device fabrication facilities, or any failure to maintain acceptable wafer and device production levels could have a material adverse effect on UltraRF's business, financial condition and results of operations.

         Risks Associated with Development of LDMOS RF. UltraRF's business could be adversely affected by its failure to develop and market its LDMOS RF power transistors competitively UltraRF sells its products in an industry characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. UltraRF can provide no assurance that its development efforts will result in commercially successful LDMOS products in a timely or cost-effective manner, if at all. UltraRF's competitors are also expected to develop and sell devices suitable for these markets and may produce devices with superior performance to UltraRF's planned developments. Failure by UltraRF to develop competitive devices could adversely affect its business.

         Risks Associated with Relationship with the Company. UltraRF's close relationship with the Company could limit UltraRF's potential to do business with the Company's competitors. The Company currently is UltraRF's largest customer, and UltraRF expects to have a variety of ongoing contractual relationships with the Company. UltraRF cannot predict whether existing or potential customers who are competitors of the Company will be deterred by the existence of such a relationship between the Company and UltraRF. If they are deterred, UltraRF's future growth could be hindered.

         Risks  Associated  with  the  Cyclical  Nature  of  the   Semiconductor
Industry. From time to time, the semiconductor industry has experienced significant downturns and wide fluctuations in product supply and demand. This cyclicality has led to significant imbalances in demand and production capacity. It has also accelerated the decrease of average selling prices per unit. UltraRF may experience periodic fluctuations in its future financial results because of these or other industry-wide conditions.


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

places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year to greater than 10 years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at July 2, 2000 and March 31, 2000 (dollars in thousands).

                                            July 2,      March 31,
                                             2000          2000
                                             ----          ----

            Average fixed interest rate         5.9%         6.0%
                                            =======      =======

            Amortized cost                  $31,722      $36,644
                                            =======      =======
            Fair value                      $31,220      $36,027
                                            =======      =======

            Contractual maturity dates:
                 Less than 1 year           $  --        $ 3,500
                 1 to 5 years                31,220       32,527
                                            -------      -------
                                            $31,220      $36,027
                                            =======      =======

                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS


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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                   Number                       Description
                   ------  -----------------------------------------------------

                  3.6 Amended and Restated Bylaws of Spectrian Corporation (a Delaware Corporation) dated June 9, 2000

                  10.46 Sublease Agreement by and between American Microwave Technology and the Registrant dated May 31, 2000.

                  21.1     Subsidiaries of the Registrant

                  27.1     Financial Data Schedule.

         (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended July 2, 2000.

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



                                                     SPECTRIAN CORPORATION
                                                     ---------------------
                                                         (Registrant)




Dated: August 11, 2000                        By:   /s/  MICHAEL D. ANGEL
                                                    -------------------------
                                                     Michael D. Angel
                                                 Executive Vice President,
                                                Finance and Administration,
                                           Chief Financial Officer and Secretary
                                             (Authorized Officer and Principal
                                             Financial and Accounting Officer)


                                INDEX TO EXHIBITS



   Exhibits                                 Description
   -------- -------------------------------------------------------------------------------
        3.6 Amended and Restated  Bylaws of Spectrian  Corporation (a Delaware  Corporation)
            dated June 9, 2000

      10.46 Sublease  Agreement  by  and  between  American  Microwave  Technology  and  the
            Registrant dated May 31, 2000.

       21.1 Subsidiaries of the Registrant

       27.1 Financial Data Schedule