Form 10-Q
period 2000-10-01
SPECTRIAN CORP /CA/
filed 2000-11-02
CIK 925054

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000,

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.

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


                      Yes     [ X ]        No  [   ]



As of October 27, 2000 there were 11,007,632 shares of the Registrant's Common Stock outstanding.


===============================================================================

                            SPECTRIAN CORPORATION

                                  FORM 10-Q

                                    INDEX

                      FOR QUARTER ENDED OCTOBER 1, 2000


                                                                          Page
                                                                          ----

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets - October 1, 2000
          and September 26, 1999........................................    3

        Condensed Consolidated Statements Of Operations - Three Months
          and Six Months Ended October 1, 2000 and September 26, 1999...    4

        Condensed Consolidated Statements of Cash Flows - Six Months
          Ended October 1, 2000 and September 26, 1999..................    5

        Notes to Condensed Consolidated Financial Statements............    6


ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................   12

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk......   25


                        PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings...............................................   26

ITEM 4. Submission of Matters to a Vote of Security Holders.............   26

ITEM 6. Exhibits and Reports on Form 8-K................................   27

        Signatures......................................................   28



                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                 (Unaudited)

                                                     October 1,    March 31,
                                                        2000        2000 (1)
                                                        ----        -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 16,011     $ 11,553
  Short-term investments                                28,211       36,027
  Accounts receivable, less allowance for doubtful
    accounts of $420 and $420, respectively             23,998       23,817
  Inventories                                           28,059       34,542
  Prepaid expenses and other current assets              8,154        4,400
                                                      --------     --------
    Total current assets                               104,433      110,339

Property and equipment, net                             18,465       19,668
Other assets                                             1,268        1,268
                                                      --------     --------
    Total assets                                      $124,166     $131,275
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 17,222     $ 16,416
  Accrued liabilities                                   11,373       13,793
  Current portion of debt and capital lease
    Obligations                                          1,227          730
                                                      --------     --------
    Total current liabilities                           29,822       30,939
Debt and capital lease obligations, net of
  current portion                                          573        1,351
                                                      --------     --------
    Total liabilities                                   30,395       32,290
                                                      --------     --------
Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized; none issued and outstanding,
    respectively                                            --           --
  Common stock, $0.001 par value, 20,000,000 shares
    authorized; 12,006,843 and 11,859,507 shares
    issued, respectively; 11,006,843 and 10,859,507
    shares outstanding, respectively                        12           12
  Additional paid-in capital                           161,379      160,117
  Treasury stock, 1,000,000 shares of common stock
    held                                               (14,789)     (14,789)
  Deferred compensation expense                            (84)        (937)
  Accumulated other comprehensive loss                    (281)        (617)
  Accumulated deficit                                  (52,466)     (44,801)
                                                      --------     --------
    Total stockholders' equity                          93,771       98,985

    Total liabilities and stockholders' equity        $124,166     $131,275
                                                      ========     ========

(1) Derived from the March 31, 2000 audited balance sheet included in the 2000 Annual Report on Form 10-K of Spectrian Corporation.


See accompanying notes to condensed consolidated financial statements.

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                               Three Months Ended          Six Months Ended
                             -----------------------   -----------------------
                             October 1, September 26,  October 1, September 26,
                                2000        1999         2000         1999
                                ----        ----         ----         ----
NET REVENUES                  $41,916     $42,967       $84,106      $74,451
                              -------     -------       -------      -------
COSTS AND EXPENSES:
  Cost of revenues             34,714      32,676        69,982       58,568
  Research and development      5,341       5,529        10,942       10,406
  Selling, general and
    Administrative              6,206       4,533        11,866        8,827
                              -------     -------       -------      -------
    Total costs and expenses   46,261      42,738        92,790       77,801
                              -------     -------       -------      -------

OPERATING INCOME (LOSS)        (4,345)        229        (8,684)      (3,350)

INTEREST INCOME                   523         728         1,120        1,875
INTEREST EXPENSE                  (43)       (143)          (89)        (301)
                              -------     -------       -------      -------
INCOME (LOSS) BEFORE INCOME
  TAXES                        (3,865)        814        (7,653)      (1,776)

INCOME TAXES                       --          26            12           58
                              -------     -------       -------      -------

NET INCOME (LOSS)             $(3,865)    $   788       $(7,665)     $(1,834)
                              =======     =======       =======      =======

NET INCOME (LOSS) PER SHARE:
  Basic                       $ (0.35)    $  0.08       $ (0.70)     $ (0.18)
                              =======     =======       =======      =======
  Diluted                     $ (0.35)    $  0.07       $ (0.70)     $ (0.18)
                              =======     =======       =======      =======

SHARES USED IN COMPUTING PER
  SHARE AMOUNTS:
  Basic                        10,974      10,249        10,945       10,223
                              =======     =======       =======      =======
  Diluted                      10,974      10,632        10,945       10,223
                              =======     =======       =======      =======

See accompanying notes to condensed consolidated financial statements.

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                         Six Months Ended
                                                    --------------------------
                                                    October 1,    September 26,
                                                       2000           1999
                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                          $ (7,665)       $ (1,834)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      5,722           6,788
    Loss on sale of property and equipment, net           23              95
    Stock option compensation expense                    146             239
    Changes in operating assets and liabilities:
      Accounts receivable                               (181)        (11,814)
      Inventories                                      6,483          (3,449)
      Prepaid expenses and other current assets       (3,754)           (570)
      Accounts payable                                   806           3,488
      Accrued liabilities                             (2,420)         (4,395)
                                                    --------        --------
        Net cash used in operating activities           (840)        (11,452)
                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments                      --         (22,689)
  Proceeds from sale and maturities of
    short-term investments                             8,152          22,702
  Purchase of property and equipment                  (4,637)         (2,485)
  Proceeds from sale of property and equipment            95              46
                                                    --------        --------
        Net cash provided by (used in) investing
          activities                                   3,610          (2,426)
                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of debt and capital lease obligations       (281)           (558)
  Proceeds from sales of common stock, net             1,969           1,929
                                                    --------        --------
        Net cash provided by financing activities      1,688           1,371
                                                    --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          4,458         (12,507)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        11,553          26,254
                                                    --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 16,011        $ 13,747
                                                    ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $     89        $    301
                                                    ========        ========
  Cash paid for income taxes                        $     12        $     58
                                                    ========        ========


See accompanying notes to condensed consolidated financial statements.

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   BASIS OF PRESENTATION

     Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2001, or any other future period.

     Reclassifications

     Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net income or stockholders' equity.


2.   BALANCE SHEET COMPONENTS

     Balance sheet components are as follows (in thousands):

                                                   October 1,     March 31,
                                                      2000          2000
                                                      ----          ----
Inventories:

  Raw materials                                     $18,587       $16,763
  Work in progress                                    4,670        10,353
  Finished goods                                      4,802         7,426
                                                    -------       -------
                                                    $28,059       $34,542
                                                    =======       =======

Property and equipment:

  Machinery and equipment                           $60,557       $58,322
  Software                                            5,147         4,248
  Leasehold improvements                              3,948         3,781
                                                    -------       -------
                                                     69,652        66,351

  Less accumulated depreciation and amortization     51,187        46,683
                                                    -------       -------
                                                    $18,465       $19,668
                                                    =======       =======

Accrued liabilities:

  Employee compensation and benefits                $ 4,241       $ 4,310
  Warranty                                            6,508         7,123
  Restructuring                                         100           996
  Other accrued liabilities                             524         1,364
                                                    -------       -------
                                                    $11,373       $13,793
                                                    =======       =======


                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)



3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently assessing the impact of this new Staff Accounting Bulletin on its consolidated financial position, liquidity and results of operations.


4.   SHORT-TERM INVESTMENTS

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of investment grade, interest-bearing commercial paper and money market funds as of October 1, 2000.

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

     As of October 1, 2000 and March 31, 2000, short-term investments classified as available-for-sale securities were as follows (in thousands):


                                            Amortized   Unrealized     Fair
    As of October 1, 2000                     Cost      Gain (Loss)    Value
    ---------------------                     ----      -----------    -----
Government bonds & notes                     $10,104       $ (70)     $10,034
Corporate bonds & notes                       23,091        (211)      22,880
                                             -------       -----      -------
                                              33,195        (281)      32,914

Less amounts classified as cash Equivalents    4,703          --        4,703
                                             -------       -----      -------
  Short-term investments                     $28,492       $(281)     $28,211
                                             =======       =====      =======

Contractual maturity dates:
  1 to 5 years                                                        $28,211
                                                                      =======


                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

                                            Amortized   Unrealized     Fair
    As of March 31, 2000                      Cost      Gain (Loss)    Value
    --------------------                      ----      -----------    -----
Government bonds & notes                     $14,599       $(166)     $14,433
Commercial paper                              29,545        (451)      29,094
                                             -------       -----      -------
                                              44,144        (617)      43,527
Less amounts classified as cash equivalents    7,500          --        7,500
                                             -------       -----      -------
Securities available for sale                $36,644       $(617)     $36,027
                                             =======       =====      =======

Contractual maturity dates:
  Less than 1 year                                                    $ 3,500
  1 to 5 years                                                         32,527
                                                                      -------
                                                                      $36,027
                                                                      =======



5.   PER SHARE COMPUTATION

     Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and six months ended October 1, 2000, 3,064,478 stock options were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods. For the six months ended September 26, 1999, 3,050,860 stock options were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in the fiscal period.

     Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                Three Months Ended         Six Months Ended
                              ------------------------ ------------------------
                              October 1, September 26, October 1, September 26,
                                 2000        1999         2000         1999
                                 ----        ----         ----         ----
Weighted average common
  shares outstanding            10,974      10,249       10,945       10,223
Dilutive effect of stock
  options outstanding, using
  the treasury stock method         --         383           --           --
                                ------      ------       ------       ------
Shares used in computing diluted
  net income per share          10,974      10,632       10,945       10,223
                                ======      ======       ======       ======



6.   SEGMENT INFORMATION

     Under the management approach, the Company has broken down its business into two operating segments based upon product type: Amplifier Division and Semiconductor Division, which operates under the tradename of UltraRF. UltraRF derives substantially all of its revenues from sales to the Amplifier Division. The Company allocates operating expenses to these segments but does not allocate interest income and expense, other income, net, the provision for income taxes and certain corporate operating expenses. Corporate expenses that are allocated to the operating segments are allocated based on predetermined annual allocation methods. Appropriate intersegment eliminations are made in the consolidation of the Company's consolidated financial statements. Segment assets, which include inventories and property and equipment, are reported upon by operation. No other assets and liabilities are reported separately.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


Consolidated Statement of Operations Data - Fiscal 2001:

                                       Three Months Ended October 1, 2000
                                   ------------------------------------------
                                   Amplifier    UltraRF     Other*     Total
                                   ---------    -------     ------     -----
Net revenues, external              $41,517     $   399    $    --    $41,916
Net revenues, intersegment               --       7,441     (7,441)        --
Amortization and depreciation         1,196         792        806      2,794
Income (loss) before income taxes   $(1,133)    $(1,651)   $(1,081)   $(3,865)


                                        Six Months Ended October 1, 2000
                                   ------------------------------------------
                                   Amplifier    UltraRF     Other*     Total
                                   ---------    -------     ------     -----
Net revenues, external              $83,454     $   652    $    --    $84,106
Net revenues, intersegment               --      14,627    (14,627)        --
Amortization and depreciation         2,636       1,482      1,604      5,722
Income (loss) before income taxes   $(5,608)    $(1,154)   $  (891)   $(7,653)



Consolidated Statement of Operations Data - Fiscal 2000:

                                     Three Months Ended September 26, 1999
                                   ------------------------------------------
                                   Amplifier    UltraRF     Other*     Total
                                   ---------    -------     ------     -----
Net revenues, external              $42,779     $    55    $   133    $42,967
Net revenues, intersegment               --       6,802     (6,802)        --
Amortization and depreciation         1,406         656      1,353      3,415
Income (loss) before income taxes   $  (864)    $   569    $ 1,141    $   846


                                       Six Months Ended September 26, 1999
                                   ------------------------------------------
                                   Amplifier    UltraRF     Other*     Total
                                   ---------    -------     ------     -----
Net revenues, external              $74,116     $    68    $   267    $74,451
Net revenues, intersegment               --      10,890    (10,890)        --
Amortization and depreciation         2,778       1,284      2,726      6,788
Income (loss) before income taxes   $(4,898)    $   297    $ 2,825    $(1,776)



*Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, net, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.


Consolidated Balance Sheet Data:



                                                 October 1, 2000
                                   ------------------------------------------
                                   Amplifier    UltraRF     Other*     Total
                                   ---------    -------     ------     -----
Segment assets                      $28,582     $12,835    $ 5,107    $46,524
Expenditures for additions to
  long-lived assets                 $   967     $ 3,415    $   255    $ 4,637


                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

                                                 March 31, 2000
                                   ------------------------------------------
                                   Amplifier    UltraRF     Other*     Total
                                   ---------    -------     ------     -----
Segment assets                      $32,142     $13,605    $8,463     $54,210


Geographic Segment Data:

Revenue from unaffiliated customers by geographic region as a percentage of revenues were as follows:

                                Three Months Ended         Six Months Ended
                              ------------------------ ------------------------
                              October 1, September 26, October 1, September 26,
                                 2000        1999         2000         1999
                                 ----        ----         ----         ----
Canada                            46%         51%          40%          53%
United States                     28%          5%          31%           6%
France                            15%         28%          20%          26%
South Korea                        7%         16%           6%          15%
Other countries                    4%         --            3%          --


     The Company's long-lived assets are located in the following countries (in thousands):

                                             October 1,     March 31,
                                                2000          2000
                                                ----          ----
United States                                  $16,442      $18,226
Thailand                                         1,051        1,218
South Korea                                        972          224
                                               -------      -------
                                               $18,465      $19,668
                                               =======      =======



7.   DISCONTINUED MANUFACTURING OPERATIONS AND RELATED RESTRUCTURING CHARGES

     During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. During the fourth quarter of fiscal 2000, the Company decided to transfer the remaining power amplifier production in Sunnyvale, California, to the contract manufacturer. In connection with the decision, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. Approximately 90 employees engaged in manufacturing and production related functions are anticipated to be terminated as a result of the restructuring. The Company anticipates that the restructuring will be substantially completed in the fourth quarter of fiscal 2001. The following table represents the restructuring activity that took place up to October 1, 2000 (in thousands):

                                                        Reduction in
                                                          Workforce
                                                          ---------
Balance at March 31, 2000                                   $ 996
Cash payment of severance costs                              (896)
                                                            -----
Balance at October 1, 2000                                  $ 100
                                                            =====


     The balance of the restructuring accrual is included in current liabilities on the condensed consolidated balance sheets.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

8.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):

                                Three Months Ended         Six Months Ended
                              ------------------------ ------------------------
                              October 1, September 26, October 1, September 26,
                                 2000        1999         2000        1999
                                 ----        ----         ----        ----
Net income (loss)                $(3,865)    $788         $(7,665)    $(1,834)
Unrealized gain (loss) on
  marketable securities              221       74             336        (467)
                                 -------     ----         -------     -------
Comprehensive income (loss)      $(3,644)    $862         $(7,329)    $(2,301)
                                 =======     ====         =======     =======



     The components of accumulated other comprehensive loss are as follows (in thousands):

                                              October 1,    March 31,
                                                2000          2000
                                                ----          ----
Unrealized loss on marketable securities        $(281)        $(617)
                                                =====         =====



9.   LITIGATION

     On December 23, 1997, a purported class action complaint, Russ Warye et al
v. Spectrian Corporation et al, Case No. C97-04672, was filed in the United States District Court for the Northern District of California against Spectrian and certain of its officers and directors. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false and misleading statements about Spectrian's business and prospects between July 17, 1997 through October 23, 1997.

     On February 5, 1998, a virtually identical complaint, Bernstein et al v. Spectrian Corp. et al, Case No. CV771849, was filed in the Superior Court for the State of California, County of Santa Clara. The state court complaint alleged that Spectrian and certain of its officers and directors violated California state securities and common law and was based on the same allegations as the complaint filed in federal court.

     A final settlement has been reached by the parties which encompasses both the federal and state actions. Pursuant to the Private Securities Litigation Reform Act, the federal court approved the settlement on October 20, 2000 and dismissed the federal action. The Company anticipates that the state action will be dismissed in the near future. The terms of the settlement will not have a material adverse effect on the Company's financial position or results from operations.


10.  LINE OF CREDIT

     The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in compliance with all debt covenants at October 1, 2000. The amount available to borrow at October 1, 2000 was $10.0 million. At October 1, 2000, the Company can borrow at either (i) a variable rate equal to the prime rate (9.5%) or (ii) a fixed rate equal to 200 basis points above the LIBOR rate (totaling 8.82%). The Company had no borrowings under the line of credit at October 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the ''Securities Act'') and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.


Overview
--------

     Spectrian designs, manufacturers and markets high-power RF amplifiers and semiconductor devices, for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including AMPS, TDMA, CDMA, PCS, GSM, WLL, IMT-2000, CDMA2000 and UMTS. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography. The Company's semiconductor devices are key components of a power amplifier.

     UltraRF, the tradename for the Company's semiconductor division, operates its own wafer fabrication facility that utilizes bipolar and LDMOS technologies. This facility is capable of processing MOS devices with gold metallization. Using this fabrication facility, UltraRF produces high-power, high-performance LDMOS RF power semiconductors, which are one critical enabling component in the design and manufacture of second and third generation wireless infrastructure equipment. In addition to its own unique designs, UltraRF produces functional equivalents to some devices provided by other manufacturers.

     For the six months ended October 1, 2000, Nortel Networks Corporation ("Nortel") and Verizon Communications ("Verizon"), formed by the merger of Bell Atlantic and GTE Corporation, accounted for approximately 63% and 24% of net revenues, respectively. For the six months ended September 26, 1999, Nortel accounted for approximately 80% of net revenues. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the year ended March 31, 1999 ("fiscal 1999") and the first and fourth quarters of the year ended March 31, 2000 ("fiscal 2000"), product orders fell sharply resulting in substantial losses in those fiscal periods. There can be no assurance that the Company will not experience such fluctuations in the future. In September 1999, the Company announced that it expected that it would not be developing new products for Nortel but would continue to supply Nortel with existing products. If the Company is unable to find new customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon or any other major customer, or if orders by Nortel, Verizon or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

     During the six months ended October 1, 2000 and September 26, 1999, sales outside of the United States were 69% and 94%, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as South Korea and France, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company.

     In Sunnyvale, California, the Company services all of its power amplifier products and operates a four-inch semiconductor wafer fabrication facility and semiconductor assembly and testing operation. As of September 2000, the Company has transferred its entire power amplifier production to a contract manufacturer located in Thailand on a turnkey basis. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer in fiscal 1999 were higher than the savings from costs of products, which adversely affected the Company's gross margin for fiscal 1999. The Company's gross margin has been adversely affected in fiscal 2001 during the transition of the remaining power amplifier production to the contract manufacturer. As a result of its wafer fabrication facility and other manufacturing and development infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to achieve and maintain profitability.

     The Company's semiconductor fabrication facilities entail a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply for certain components and services, and a strict regulatory environment. During periods of low demand, high fixed wafer fabrication costs are likely to have a material adverse effect on the Company's operations. In addition, the Company's strategy of frequently introducing and rapidly expanding the manufacture of new products to meet evolving OEM customer and wireless service provider needs has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, low yields, significant material obsolescence, labor inefficiencies, high overtime hours, inefficient material procurement and an inability to realize economies of scale.

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


Results of Operations
---------------------

     The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.


                                Three Months Ended         Six Months Ended
                              ------------------------ ------------------------
                              October 1, September 26, October 1, September 26,
                                 2000        1999         2000         1999
                                 ----        ----         ----         ----
NET REVENUES                    100.0%      100.0%       100.0%       100.0%

COSTS AND EXPENSES:
  Cost of revenues               82.8        76.0         83.2         78.7
  Research and development       12.7        12.9         13.0         14.0
  Selling, general and
    Administrative               14.8        10.6         14.1         11.8
                                -----       -----        -----        -----
    Total costs and expenses    110.3        99.5        110.3        104.5
                                -----       -----        -----        -----
OPERATING INCOME (LOSS)         (10.3)        0.5        (10.3)        (4.5)

INTEREST INCOME                   1.2         1.7          1.3          2.5
INTEREST EXPENSE                 (0.1)       (0.3)        (0.1)        (0.4)
                                -----       -----        -----        -----
INCOME (LOSS) BEFORE
  INCOME TAXES                   (9.2)        1.9         (9.1)        (2.4)
INCOME TAXES                       --         0.1           --          0.1
                                -----       -----        -----        -----
NET INCOME (LOSS)                (9.2)%       1.8%        (9.1)%       (2.5)%
                                =====       =====        =====        =====

GROSS MARGIN ON SALES            17.2%       24.0%        16.8%        21.3%
                                =====       =====        =====        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net Revenues.  The Company's net revenues decreased 2% to $41.9 million
     ------------
for the three months ended October 1, 2000 from $43.0 million for the three months ended September 26, 1999. The Company's net revenues increased 13% to $84.1 million for the six months ended October 1, 2000 from $74.5 million for the six months ended September 26, 1999. The decline in net revenues compared to the three months ended September 26, 1999 is due to lower average selling prices and volumes in the single carrier power amplifier ("SCPA") products which was partially offset by higher volumes in the Broadband, a SCPA product, and multi-channel power amplifier ("MCPA") products. The growth in net revenues compared to the six months ended September 26, 1999 is due to Broadband and MCPA products, which combined for net revenues of $7.7 million for the six months ended September 26, 1999 and for revenues of $27.7 million for the six months ended October 1, 2000. UltraRF revenues from external customers increased to $0.7 million from none for the six months ended October 1, 2000 and September 26, 1999, respectively.

     Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier
     ----------------
costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume and new products, radio frequency ("RF") semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of sales increased by 6% to $34.7 million for the three months ended October 1, 2000 from $32.7 million for the three months ended September 26, 1999. The Company's cost of sales increased by 20% to $70.0 million for the six months ended October 1, 2000 from $58.6 million for the six months ended September 26, 1999. The increases on a dollar and percentage basis for the three and six months ended October 1, 2000 were due to higher sales unit volumes and lower yields on semiconductor production.

     Gross margin on sales was 17% for the three months ended October 1, 2000 as compared to 24% for the three months ended September 26, 1999. Gross margin on sales was 17% for the six months ended October 1, 2000 as compared to 21% for the six months ended September 26, 2000. The decrease in gross margin was primarily a result of declining average sales prices in all products and lower yields on semiconductor production.

     Research and Development. Research and development ("R&D") expenses
     ------------------------
include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 3% to $5.3 million in the three months ended October 1, 2000 from $5.5 million in the three months ended September 26, 1999. The Company's R&D expenses increased by 5% to $10.9 million for the six months ended October 1, 2000 from $10.4 million in the six months ended September 26, 1999. As a percentage of net revenues, R&D expenses represented 13% for each of the three-month periods ended October 1, 2000 and September 26, 1999. As a percentage of net revenues, R&D expenses represented 13% for the six months ended October 1, 2000 as compared to 14% of net revenues for the six months ended September 26, 1999. The increase in R&D expenses on a dollar basis for the six months ended October 1, 2000 reflects new product development initiatives which the Company believes are required to meet current and future market and customer requirements.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses.

     The Company's SG&A expenses increased by 37% to $6.2 million in the three months ended October 1, 2000 from $4.5 million in the three months ended September 26, 1999. The Company's SG&A expenses increased by 34% to $11.9 million for the six months ended October 1, 2000 from $8.8 million in the six months ended September 26, 1999. As a percentage of net revenues, SG&A expenses represented 15% for the three months ended October 1, 2000 as compared to 11% of net revenues for the three months ended September 26, 1999. As a percentage of net revenues, SG&A expenses represented 14% for the six months ended October 1, 2000 as compared to 12% of net revenues for the six months ended September 26, 1999. The increase in SG&A expenses on a dollar and percentage basis was principally due to increased commissions, marketing efforts to diversify the customer base, creation of the UltraRF sales force and network, increased sales and marketing activities in Korea, costs incurred to evaluate strategic alternatives for UltraRF, and added maintenance and support for the new enterprise resource planning ("ERP") system. Furthermore, the Company has incurred approximately $1.2 million in additional costs associated with the evaluation of strategic alternatives for UltraRF that are included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet as of October 1, 2000. If these efforts do not result in a completed transaction, these deferred costs will be immediately recognized as SG&A expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest Income.  Interest income for the three months ended October 1,
     ---------------
2000 decreased to $0.5 million from $0.7 million for the three months ended October 1, 2000. Interest income for the six months ended October 1, 2000 decreased to $1.1 million from $1.9 million for the six months ended September 26, 1999. The decrease in interest income resulted from lower interest-bearing investment balances associated with reduced average cash and cash equivalent balances.

     Interest Expense. Interest expense, for the three months ended October 1,
     ----------------
2000 decreased to $43,000 from $143,000 for the three months ended September 26, 1999. Interest expense for the six months ended October 1, 2000 decreased to $89,000 from $301,000 for the six months ended September 26, 1999. The decrease in interest expense resulted from substantially reduced average borrowings levels.

      Income Taxes. Due to the losses incurred by the Company in prior years
      ------------
and the related net operating loss carryforwards available to the Company, the Company did not record an income tax expense except for the minimum state income tax expense for the three and six months ended October 1, 2000.


Recent Accounting Pronouncements
--------------------------------

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently assessing the impact of this new Staff Accounting Bulletin on its consolidated financial position, liquidity and results of operations.


Liquidity and Capital Resources
-------------------------------

     The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at October 1, 2000 consisted of cash and short-term investments of $44.2 million and bank borrowing arrangements.

     The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in compliance with all debt covenants as of October 1, 2000. The amount available to borrow at October 1, 2000 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at October 1, 2000 was 9.5% and 8.82%, respectively. The Company had no borrowings under the line of credit at October 1, 2000.

     In January 1997, the Company borrowed $6.0 million under a term loan collaterized by certain capital equipment. Under the terms of the loan agreement, which expires in January 2002, the Company is required to make a series of uneven monthly principal payments ranging from $42,000 to $136,000, plus interest at a rate of 9.1%, and must maintain certain minimum working capital, net worth and other specific ratios with which the Company was in compliance as of October 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's working capital decreased by $4.8 million to $74.6 million as of October 1, 2000 from $79.4 million as of March 31, 2000. The decrease was primarily attributable to a $6.5 million decrease in net inventories, a $3.4 million decrease in cash, cash equivalents and short-term investments, a $0.8 million increase in accounts payable, which were partially offset by a $3.8 million increase in prepaid expenses and other current assets and a $2.4 million decrease in accrued liabilities. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

     Cash used by operations was $0.8 million for the six months ended October 1, 2000 compared to cash used by operations for the six months ended September 26, 1999 of $11.5 million. Cash used by operations for the six months ended October 1, 2000 was principally the result of a $7.7 million net loss, a $3.8 million increase in prepaid expenses and other current assets and a $2.4 million reduction in accrued liabilities which were offset by a $6.2 million decrease in inventories, a $0.8 million increase in accounts payable, which increased proportionately with production levels, and depreciation and amortization of $5.7 million.

     The Company's investing activities during the six months ended October 1, 2000 provided cash of approximately $3.6 million as compared to cash used of $2.4 million during the comparable period in the prior year. Cash provided by investing activities during the six months ended October 1, 2000 resulted primarily from $8.2 million in proceeds from sale and maturities of short-term investments which were partially offset by $4.6 million in additions to property and equipment. Capital additions for the six months ended October 1, 2000 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

     The Company's financing activities during the six months ended October 1, 2000 provided cash of approximately $1.7 million as compared to providing $1.4 million of cash during the comparable period in the prior year. Cash provided by financing activities during the six months ended October 1, 2000 was the result of $2.0 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $0.3 million in repayments of debt and capital lease obligations.

     The Company anticipates spending approximately $17.0 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements and development projects. Based on the Company's current working capital position, the cash flows the Company expects to generate from the remainder of fiscal 2001 operations, and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Factors Affecting Future Operating Results
------------------------------------------

     Customer Concentration; Dependence on Nortel and Verizon.  The wireless
     --------------------------------------------------------
infrastructure equipment market is dominated by a small number of large OEMs and wireless service providers, including Ericsson, Lucent, Motorola, Nortel, Verizon and Siemens. The Company's revenues are derived primarily from sales to a limited number of these customers, in particular, Nortel and Verizon. Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affect the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. In September 1999, the Company announced that it expected that it would not be developing products for Nortel but that it will continue to supply Nortel with existing products. There can be no assurance that Nortel will purchase existing products from the Company in the future or otherwise agree to purchase the same or similar levels of its power amplifier requirements from the Company or purchase its power amplifier requirements at the same or similar pricing. Any reduction in the level of purchases of the Company's amplifiers by Nortel or Verizon, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business, financial condition and
results of operations could be materially adversely affected.   Further, if the
Company were to lose Nortel or any other major customer, or if orders by Nortel or Verizon or any other major customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

     Fluctuations in Operating Results.  The Company's quarterly and annual
     ---------------------------------
results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to: the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies, yields and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; changes in inventory levels; and the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the past has caused significant fluctuations in the Company's product sales. There can be no assurance that the Company will not experience such fluctuations in the future. The Company does not believe that it will have the annual revenue growth it experienced in fiscal 2000, in the future. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter to quarter basis in the future. The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Declining Average Sales Prices.  The Company has experienced, and expects
     ------------------------------
to continue to experience, declining average sales prices for its products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Rapid Technological Change; Evolving Industry Standards; Dependence on New
     --------------------------------------------------------------------------
Products.  The markets in which the Company and its OEM customers compete are
--------
characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. A softening of demand in the markets served by the Company or a failure of modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Sole or Limited Sources of Products, Materials and Services.  The Company
     -----------------------------------------------------------
currently procures from single sources power amplifier assemblies, certain specialized components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. During calendar 2000, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery which is greater than the committed delivery schedule of some of its customers, such as Nortel. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

     Risks of International Sales. The Company operates in an international
     ----------------------------
market and expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors, representatives and customers, reduced protection of intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

     The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Fujitsu, Microwave Power Devices, NEC and Powerwave Technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

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

     Risk of Third Party Claims of Infringement.  The communications equipment
     ------------------------------------------
industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Environmental Regulations.  The Company is subject to a variety of local,
     -------------------------
state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations.

     Sole or Limited Sources of Products, Materials and Services.  The Company
     -----------------------------------------------------------
currently procures from single sources power amplifier assemblies, certain specialized components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. During calendar 2000, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery which is greater than the committed delivery schedule of some of its customers, such as Nortel. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

     Management of Growth; Dependence on Key Personnel.  The Company's business
     -------------------------------------------------
and growth has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, motivate, manage and retain new employees successfully, especially in the highly competitive northern California job market, to integrate new employees into its overall operations and to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems.
Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees in the past and could in the future. Such losses could have a material adverse effect on the Company. On March 31, 2000, the Company employed Mr. Thomas H. Waechter as its President and Chief Executive Officer. There can be no assurance that Mr. Waechter will operate effectively with existing management nor that he will be able to retain or attract additional executive officers as needed. As a result of the plan to discontinue manufacturing operations in Sunnyvale, California, and the other restructuring activities, several key executives have ceased to be employees of the Company.

     The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls. The Company can give no assurance that it will be able to manage its growth effectively. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. The Company may also, from time to time, pursue divestitures of existing operations. Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results. These risks include the diversion of management's attention from day-to-day business, the fluctuation of operating results due to the timing of charges for costs associated with acquisitions or divestitures, the difficulty of combining and assimilating the operations and personnel of the acquired companies, charges to the Company's earnings as a result of the purchase of intangible assets, and the potential loss of key employees as a result of an acquisition. Should any acquisition take place, we can give no assurance that this acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

     Volatility of Stock Price.  The market price of the shares of Common Stock
     -------------------------
has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, the timing difference between Nortel's requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, general market conditions and other factors. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's Common Stock has fluctuated significantly in the past.

     Legal Proceedings. On December 23, 1997, a purported class action
     -----------------
complaint, Russ Warye et al v. Spectrian Corporation et al, Case No. C97-04672, was filed in the United States District Court for the Northern District of California against Spectrian and certain of its officers and directors. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

thereunder, by making false and misleading statements about Spectrian's business and prospects between July 17, 1997 through October 23, 1997.

     On February 5, 1998, a virtually identical complaint, Bernstein et al v. Spectrian Corp. et al, Case No. CV771849, was filed in the Superior Court for the State of California, County of Santa Clara. The state court complaint alleged that Spectrian and certain of its officers and directors violated California state securities and common law and was based on the same allegations as the complaint filed in federal court.

     A final settlement has been reached by the parties which encompasses both the federal and state actions. Pursuant to the Private Securities Litigation Reform Act, the federal court approved the settlement on October 20, 2000 and dismissed the federal action. The Company anticipates that the state action will be dismissed in the near future. The terms of the settlement will not have a material adverse effect on the Company's financial position or results from operations.

     Shareholder Rights Plan; Issuance of Preferred Stock.  The Board of
     ----------------------------------------------------
Directors of the Company adopted a Shareholder Rights Plan in October 1996 (the "Previous Agreement"). On August 9, 2000, pursuant to section 27 of the Previous Agreement, the Company's Board of Directors agreed to restate the dividend that it had declared under the Previous Agreement in a Second Amended and Restated Preferred Shares Rights Agreement dated August 14, 2000 (the "Rights Agreement"). Under the Rights Agreement, the Company's Board of Directors amended the Previous Agreement to amend the dividend of one right (a "Right," and collectively the "Rights") to purchase one one-thousandth share of the Company's Series A Preferred for each outstanding share of Common Stock, par value $0.001 per share ("Common Shares"), of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $126.00 (the "Purchase Price"), subject to adjustment. The Rights become exercisable upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company's Common Stock or the acquisition of a specified percentage of the Company's Common Stock by a third party. The exercise of the Rights could have the effect of delaying, deferring or preventing a change in control of the Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. For example, in connection with the Company's Shareholder Rights Plan, the Board of Directors designated 20,000 shares of Preferred Stock as Series A Participating Preferred Stock although none of such shares have been issued. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company.


Additional Factors Affecting Future Operating Results of UltraRF
----------------------------------------------------------------

     Capacity Constraints. UltraRF's facilities have a level of capacity beyond
     --------------------
which it cannot cost effectively produce its products. Although UltraRF is not currently approaching those constraints, it may be unable to further expand its business if it fails to plan and build sufficient capacity. UltraRF may attempt to increase its capacity by converting its existing facility to accommodate equipment that processes six-inch wafers. UltraRF does not have any experience processing six-inch wafers in UltraRF's fabrication facilities. UltraRF may be required to modify its processes and procedures substantially to accommodate the larger wafers. As a result, implementing additional capacity for six-inch wafers may take longer than planned, which could harm UltraRF's results of operations. The process of converting to six-inch wafers must begin substantially prior to receiving actual customer demand for products. If the customer demand for products is not realized or implementation takes longer than planned, the results will have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with UltraRF's Wafer and Device Fabrication.  UltraRF's
     ------------------------------------------------------------
operation of its wafer and device fabrication facilities entails a number of risks, including a high level of fixed and variable costs, the management of complex processes, dependence on a single source of supply for certain components and services, and a strict

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Risks Associated with Development of LDMOS RF.  UltraRF's business could
     ---------------------------------------------
be adversely affected by its failure to develop and market its LDMOS RF power transistors competitively. UltraRF sells its products in an industry characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. UltraRF can provide no assurance that its development efforts will result in commercially successful LDMOS products in a timely or cost-effective manner, if at all. UltraRF's competitors are also expected to develop and sell devices suitable for these markets and may produce devices with superior performance to UltraRF's planned developments. Failure by UltraRF to develop competitive devices could adversely affect its business.

     Risks Associated with Relationship with the Company.  UltraRF's close
     ---------------------------------------------------
relationship with the Company could limit UltraRF's potential to do business with the Company's competitors. The Company currently is UltraRF's largest customer, and UltraRF expects to have a variety of ongoing contractual relationships with the Company. UltraRF cannot predict whether existing or potential customers who are competitors of the Company will be deterred by the existence of such a relationship between the Company and UltraRF. If they are deterred, UltraRF's future growth could be hindered.

     Risks Associated with the Cyclical Nature of the Semiconductor Industry.
     -----------------------------------------------------------------------
From time to time, the semiconductor industry has experienced significant downturns and wide fluctuations in product supply and demand. This cyclicality has led to significant imbalances in demand and production capacity. It has also accelerated the decrease of average selling prices per unit. UltraRF may experience periodic fluctuations in its future financial results because of these or other industry-wide conditions.

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

     The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year to greater than 10 years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at October 1 and March 31, 2000 (dollars in thousands).


                                          October 1,       March 31,
                                             2000            2000
                                             ----            ----
Average fixed interest rate                   5.9%             6.0%
                                           =======         =======
Amortized cost                             $28,492         $36,644
                                           =======         =======
Fair value                                 $28,211         $36,027
                                           =======         =======

Contractual maturity dates:
  Less than 1 year                         $    --         $ 3,500
  1 to 5 years                              28,211          32,527
                                           -------         -------
                                           $28,211         $36,027
                                           =======         =======


                         PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

     On December 23, 1997, a purported class action complaint, Russ Warye et al
v. Spectrian Corporation et al, Case No. C97-04672, was filed in the United States District Court for the Northern District of California against Spectrian and certain of its officers and directors. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false and misleading statements about Spectrian's business and prospects between July 17, 1997 through October 23, 1997.

     On February 5, 1998, a virtually identical complaint, Bernstein et al v. Spectrian Corp. et al, Case No. CV771849, was filed in the Superior Court for the State of California, County of Santa Clara. The state court complaint alleged that Spectrian and certain of its officers and directors violated California state securities and common law and was based on the same allegations as the complaint filed in federal court.

     A final settlement has been reached by the parties which encompasses both the federal and state actions. Pursuant to the Private Securities Litigation Reform Act, the federal court approved the settlement on October 20, 2000 and dismissed the federal action. The Company anticipates that the state action will be dismissed in the near future. The terms of the settlement will not have a material adverse effect on the Company's financial position or results from operations.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on August 30, 2000 at 10:00 a.m. local time, at 160 Gibraltar Court, Sunnyvale, California. The Annual Meeting was held for the purpose of (a) electing six directors to serve for the ensuing year and until their successors are duly elected and qualified, (b) approval of an amendment to the Company's 1992 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares, (c) ratifying and approving the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending March 31, 2001 and (d) transacting such other business as may properly come before the Annual Meeting.

     Proposal No. 1 - Election of Six Members of the Board of Directors:
     ------------------------------------------------------------------

     The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:

           NOMINATION             FOR            ABSTAINED
           ----------             ---            ---------
     Garrett A. Garrettson     9,366,920          585,032
     Martin Cooper             9,373,876          578,076
     Charles D. Kissner        9,381,151          570,801
     Robert W. Shaner          9,380,137          571,815
     Thomas H. Waechter        9,381,331          570,621
     Robert C. Wilson          9,374,551          577,401


     Proposal No. 2 - Approval of an Amendment to the Company's 1992 Stock Plan
     --------------------------------------------------------------------------
to increase the number of shares reserved for issuance thereunder by 400,000
----------------------------------------------------------------------------
shares:
------

                 FOR             AGAINST            ABSTAINED
                 ---             -------            ---------
              8,416,189         1,466,616             69,147


     Proposal No. 3 - Ratification of the Appointment of PricewaterhouseCoopers
     --------------------------------------------------------------------------
LLP as the Company's Independent Accountants for the Fiscal Year Ending March
-----------------------------------------------------------------------------
31, 2001:
--------

          NOMINATION             FOR         AGAINST      ABSTAINED
          ----------             ---         -------      ---------
PricewaterhouseCoopers LLP    9,916,479       26,671        8,802


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
    --------

 Exhibit
 Number                              Description
 ------                              -----------
4.1.3(1) Second Amended and Restated Preferred Shares Rights Agreement, dated as of August 14, 2000, by and between the Company and ChaseMellon
         Shareholder Services, including the Amended and Restated Certificate of Incorporation, the form of Rights Certificate and the Summary of
         Rights attached thereto as Exhibits A, B, and C, respectively.

 10.47   Loan Modification Agreement between the Company and Silicon Valley
         Bank dated August 15, 2000.

 27.1    Financial Data Schedule.

(1) Incorporated by reference to exhibits filed with the Registrant's Amended Registration Statement on Form 8-A12G/A (File No. 000-24360) as filed with the Securities and Exchange Commission on August 29, 2000.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K
    -------------------
    during the quarter ended October 1, 2000.

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



                                               SPECTRIAN CORPORATION
                                               ---------------------
                                                   (Registrant)



Dated: November 2, 2000                   By:  /s/  MICHAEL D. ANGEL
                                              -------------------------
                                                   Michael D. Angel
                                               Executive Vice President,
                                              Finance and Administration,
                                         Chief Financial Officer and Secretary
                                           (Authorized Officer and Principal
                                           Financial and Accounting Officer)

                              INDEX TO EXHIBITS

                                                                 Sequentially
Exhibits                          Description                    Numbered Page
--------                          -----------                    -------------
4.1.3(1) Second Amended and Restated Preferred Shares Rights
         Agreement, dated as of August 14, 2000, by and between
         the Company and ChaseMellon Shareholder Services,
         including the Amended and Restated Certificate of
         Incorporation, the form of Rights Certificate and the
         Summary of Rights attached thereto as Exhibits A, B,
         and C, respectively.                                          __


10.47    Loan Modification Agreement between the Company and
         Silicon Valley Bank dated August 15, 2000.                    __

27.1     Financial Data Schedule.                                      __


(1) Incorporated by reference to exhibits filed with the Registrant's Amended Registration Statement on Form 8-A12G/A (File No. 000-24360) as filed with the Securities and Exchange Commission on August 29, 2000.