Form 10-Q
period 2000-12-31
SPECTRIAN CORP /CA/
filed 2001-02-14
CIK 925054

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               --------------

                                  FORM 10-Q

                               --------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


                            Yes     [X]     No [ ]




As of February 9, 2001 there were 11,478,986 shares of the Registrant's Common Stock outstanding.

==============================================================================


                            SPECTRIAN CORPORATION

                                  FORM 10-Q

                                    INDEX

                      FOR QUARTER ENDED DECEMBER 31, 2000


                                                                           Page
                                                                           ----

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 2000
          and March 31, 2000...............................................  3

        Condensed Consolidated Statements Of Operations - Three Months and
          Nine Months Ended December 31, 2000 and December 26, 1999........  4

        Condensed Consolidated Statements of Cash Flows - Nine Months Ended
          December 31, 2000 and December 26, 1999..........................  5

        Notes to Condensed Consolidated Financial Statements...............  6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 14

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk......... 28


                         PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................. 29

ITEM 6. Exhibits and Reports on Form 8-K................................... 29

        Signatures......................................................... 30


                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                   SPECTRIAN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                 (Unaudited)

                                                      December 31,   March 31,
                                                         2000        2000 (1)
                                                         ----        --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $ 18,218     $ 11,553
  Short-term investments                                 118,077       36,027
  Restricted short-term investment                         6,790           --
  Accounts receivable, less allowance for doubtful
    accounts of $420 and $420, respectively               27,784       23,817
  Inventories                                             22,508       34,542
  Deferred tax asset                                       4,800           --
  Prepaid expenses and other current assets                5,584        4,400
                                                        --------     --------
    Total current assets                                 203,761      110,339

Property and equipment, net                               10,994       19,668
Other assets                                               1,268        1,268
                                                        --------     --------
    Total assets                                        $216,023     $131,275
                                                        ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $ 22,437     $ 16,416
  Accrued liabilities                                     20,416       13,773
  Income taxes payable                                     4,820           20
  Deferred gain, current portion                          31,800           --
  Current portion of debt and capital lease
    Obligations                                               --          730
                                                        --------     --------
    Total current liabilities                             79,473       30,939

Deferred gain, net of current portion                     26,200           --
Debt and capital lease obligations, net of
  current portion                                             --        1,351
                                                        --------     --------
  Total liabilities                                      105,673       32,290

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized; none issued and outstanding,
    respectively                                              --           --

  Common stock, $0.001 par value, 20,000,000 shares
    authorized; 12,243,465 and 11,859,507 shares
    issued, respectively; 11,243,465 and 10,859,507
    shares outstanding, respectively                          12           12
  Additional paid-in capital                             164,316      160,117
  Treasury stock, 1,000,000 shares of common stock held  (14,789)     (14,789)
  Deferred compensation expense                              (76)        (937)
  Accumulated other comprehensive loss                       (57)        (617)
  Accumulated deficit                                    (39,056)     (44,801)
                                                        --------     --------
    Total stockholders' equity                           110,350       98,985
                                                        --------     --------
    Total liabilities and stockholders' equity          $216,023     $131,275
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

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                Three Months Ended        Nine Months Ended
                            ------------------------- -------------------------
                            December 31, December 26, December 31, December 26,
                                2000         1999         2000         1999
                                ----         ----         ----         ----
NET REVENUES                  $51,398      $49,144     $135,504      $123,595

COSTS AND EXPENSES:
 Cost of revenues              39,490       37,195      109,472        95,763
 Research and development       5,422        5,633       16,364        16,039
 Selling, general and
  Administrative                5,267        5,173       17,133        14,000
                              -------      -------     --------      --------
   Total costs and expenses    50,179       48,001      142,969       125,802
                              -------      -------     --------      --------

OPERATING INCOME (LOSS)         1,219        1,143       (7,465)       (2,207)

INTEREST INCOME                   563          711        1,683         2,586
INTEREST EXPENSE                  (73)        (118)        (162)         (419)
OTHER INCOME                   11,701          624       11,701           624
                              -------      -------     --------      --------

INCOME BEFORE INCOME TAXES     13,410        2,360        5,757           584

INCOME TAXES                       --           16           12            74
                              -------      -------     --------      --------

NET INCOME                    $13,410      $ 2,344     $  5,745      $    510
                              =======      =======     ========      ========

NET INCOME PER SHARE:

  Basic                       $  1.20      $  0.22     $   0.52      $   0.05
                              =======      =======     ========      ========
  Diluted                     $  1.19      $  0.20     $   0.51      $   0.05
                              =======      =======     ========      ========

SHARES USED IN COMPUTING PER
  SHARE AMOUNTS:
  Basic                        11,154       10,519       11,014        10,316
                              =======      =======     ========      ========
  Diluted                      11,270       11,774       11,251        10,939
                              =======      =======     ========      ========



See accompanying notes to condensed consolidated financial statements.


                    SPECTRIAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                         Nine Months Ended
                                                     --------------------------
                                                      December 31, December 26,
                                                          2000         1999
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 5,745      $    510
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                         8,294        10,086
    Loss on sale of short-term investments                    7            --
    Gain on the sale of UltraRF                         (11,701)           --
    (Gain) loss on sale of property and equipment, net       48          (595)
    Stock option compensation expense                       154           239
    Increase in deferred tax asset                       (4,800)           --
    Increase in income tax payable                        4,800            --

    Changes in operating assets and liabilities:
      Accounts receivable                                (3,967)      (20,442)
      Inventories                                         6,858        (5,435)
      Prepaid expenses and other current assets          (1,415)       (1,185)
      Accounts payable                                    2,991        10,096
      Accrued liabilities                                   (57)       (6,590)
                                                       --------      --------
        Net cash provided by (used in) operating
          activities                                      6,957       (13,316)
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments                     (2,966)      (31,148)
  Proceeds from sale and maturities of short-term
    Investments                                           9,182        30,743
  Purchase of property and equipment                     (6,757)       (5,239)
  Costs associated with sale of UltraRF                  (2,791)           --
  Proceeds from sale of property and equipment               98         3,362
                                                       --------      --------
    Net cash used in investing activities                (3,234)       (2,282)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of debt and capital lease obligations        (1,964)       (4,239)
  Proceeds from sales of common stock, net                4,906         6,746
                                                       --------      --------
    Net cash provided by financing activities             2,942         2,507
                                                       --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      6,665       (13,091)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           11,553        26,254
                                                       --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $18,218       $13,163
                                                       ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                               $    162      $    419
                                                       ========      ========
  Cash paid for income taxes                           $     12      $     74
                                                       ========      ========


See accompanying notes to condensed consolidated financial statements.

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   BASIS OF PRESENTATION

     Principles of Consolidation
     ---------------------------

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

     Reclassifications
     -----------------

     Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net income or stockholders' equity.


2.   SALE OF ULTRARF

     On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Inc. ("Cree"), Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock valued at $64,503,000, based upon the per share price at the date of closing, plus common stock of Cree with a guaranteed realizable value of $30 million, less $1,034,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. Of the total consideration received, 191,094 shares of Cree common stock valued at $6,790,000 were placed in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement for a period of up to 12 months. Accordingly, the value of Cree common stock under escrow was classified as restricted investment in Cree common stock in the financial statements.

     As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases it is obligated to pay Cree the amount of the shortfall. Accordingly, the Company deferred $58 million of the gain on sale of UltraRF and will recognize it in future periods as the related purchase commitments to Cree are fulfilled. In addition, Spectrian and Cree entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components, under which Spectrian will pay to Cree a development fee of $2.4 million in four quarterly installments of $600,000 beginning in April 2001. The Company also subleased one of the facilities in Sunnyvale, California, to Cree for a term of 11 years (with three options to extend the lease an additional five years) with similar terms as the lease agreement between the Company and its landlord.

     The Company realized an aggregate net gain of $69.7 million from the sale of UltraRF assets, of which $58.0 million was deferred as noted above, with the balance of $11.7 million being recognized during the quarter ended December 31, 2000.

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

     Summarized below are the unaudited pro forma results of the Company as though UltraRF had been sold at April 1, 1999 (in thousands, except per share data):



                                                     Nine
                                                    Months          Year
                                                     Ended         Ended
                                                  December 31,    March 31,
                                                     2000           2000
                                                     ----           ----
Total revenue                                     $134,423        $162,687
                                                  ========        ========
Net loss                                          $ (9,501)       $(13,914)
                                                  ========        ========


Net loss per share basic and diluted              $  (0.86)       $  (1.33)
                                                  ========        ========




     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the disposal taken place at the beginning of fiscal 2000 or of future results of operations of the Company. The gain on sale of UltraRF has not been included in the pro forma results above because it is non-recurring and directly related to the sale.


3.   BALANCE SHEET COMPONENTS

     Balance sheet components are as follows (in thousands):



                                               December 31,      March 31,
                                                   2000            2000
                                                   ----            ----
     Inventories:
     -----------
       Raw materials                              $15,219         $16,763
       Work in progress                             1,913          10,353
       Finished goods                               5,376           7,426
                                                  -------         -------
                                                  $22,508         $34,542
                                                  =======         =======




     Property and equipment:
     ----------------------
       Machinery and equipment                    $45,148         $58,322
       Software                                     3,980           4,248
       Leasehold improvements                       2,568           3,781
                                                  -------         -------
                                                   51,696          66,351
       Less accumulated depreciation and
         amortization                              40,702          46,683
                                                  -------         -------
                                                  $10,994         $19,668
                                                  =======         =======

     Accrued liabilities:
     -------------------
       Employee compensation and benefits         $ 6,500         $ 4,310
       Warranty                                     9,800           7,123
       Restructuring                                  100             996
       Other accrued liabilities                    4,016           1,344
                                                  -------         -------
                                                  $20,416         $13,773
                                                  =======         =======


                    SPECTRIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company is currently assessing the impact of SFAS 133 on its consolidated financial position, liquidity and results of operations.

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


5.   SHORT-TERM INVESTMENTS

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of investment grade, interest-bearing commercial paper and money market funds as of December 31, 2000.

     The Company has classified its investments in certain debt securities and common stock investments in Cree as "available-for-sale," and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

     As of December 31, 2000 and March 31, 2000, short-term investments classified as available-for-sale securities were as follows (in thousands):



                                      Amortized  Unrealized    Fair
          As of December 31, 2000       Cost     Gain (Loss)   Value
          -----------------------       ----     -----------   -----

   Government bonds & notes           $ 10,107      $ 12     $ 10,119
   Corporate bonds & notes              23,778       (69)      23,709
   Common stock investments             94,503        --       94,503
                                      --------      ----     --------
                                       128,388       (57)     128,331
   Less amounts classified as
     cash equivalents                    3,464        --        3,464
                                      --------      ----     --------
   Short-term investments             $124,924      $(57)    $124,867
                                      ========      ====     ========

   Contractual maturity dates of
     bonds and notes:

     Less than 1 year                                        $  2,463
     1 to 5 years                                              27,901
                                                             --------
                                                             $ 30,364
                                                             ========



                    SPECTRIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


                                      Amortized  Unrealized    Fair
          As of March 31, 2000           Cost    Gain (Loss)   Value
          --------------------           ----    ----------    -----
   Government bonds & notes           $ 14,599     $(166)    $ 14,433
   Commercial paper                     29,545      (451)      29,094
                                      --------     -----     --------
                                        44,144      (617)      43,527
   Less amounts classified as
     cash equivalents                    7,500        --        7,500
                                      --------     -----     --------
   Securities available for sale      $ 36,644     $(617)    $ 36,027
                                      ========     =====     ========

   Contractual maturity dates:

     Less than 1 year                                        $  3,500
     1 to 5 years                                              32,527
                                                             --------
                                                             $ 36,027
                                                             ========



6.   PER SHARE COMPUTATION

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and nine months ended December 31, 2000, options to purchase 2,222,079 and 1,499,300 common shares were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares. For the three and nine months ended December 26, 1999, options to purchase 227,547 and 538,015 common shares were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares.

     Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):



                               Three Months Ended         Nine Months Ended
                            ------------------------  -------------------------
                            December 31, December 26, December 31, December 26,
                                2000        1999         2000          1999
                                ----        ----         ----          ----

Weighted average common
  shares outstanding           11,154      10,519       11,014       10,316
Dilutive effect of stock
  options outstanding,
  using the treasury stock
  method                          116       1,255          237          623
                               ------      ------       ------       ------
Shares used in computing
  diluted net income per share 11,270      11,774       11,251       10,939
                               ======      ======       ======       ======


                    SPECTRIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


7.   SEGMENT INFORMATION

     Prior to December 29, 2000, the Company divided its business into two operating segments based upon product type under the management approach:
Amplifier Division and Semiconductor Division, which operated under the tradename of UltraRF. UltraRF derived substantially all of its revenues from sales to the Amplifier Division. The Company allocated operating expenses to these segments but did not allocate interest income and expense, other income, the provision for income taxes and certain corporate operating expenses. Corporate expenses that were allocated to the operating segments were allocated based on predetermined annual allocation methods. Appropriate intersegment eliminations were made in the consolidation of the Company's consolidated financial statements. Segment assets, which included inventories and property and equipment, were reported upon by operation. No other assets and liabilities were reported separately. Following the sale of UltraRF on December 29, 2000, the Company began operating as one vertical integrated unit. See Note 2 to the Condensed Consolidated Financial Statements "Sale of UltraRF".


Consolidated Statement of Operations Data - Fiscal 2001 (in thousands):


                                         Three Months Ended December 31, 2000
                                        ---------------------------------------
                                         Amplifier   UltraRF   Other*   Total
                                         ---------   -------   ------   -----
Net revenues, external                    $ 50,969   $   429  $    --  $ 51,398
Net revenues, intersegment                      --     8,860   (8,860)       --
Amortization and depreciation                1,119       703      750     2,572
Income (loss) before income taxes         $   (244)  $ 1,467  $12,187  $ 13,410


                                          Nine Months Ended December 31, 2000
                                        ---------------------------------------
                                         Amplifier   UltraRF   Other*   Total
                                         ---------   -------   ------   -----
Net revenues, external                    $134,423   $ 1,081  $   --   $135,504
Net revenues, intersegment                      --    23,487  (23,487)       --
Amortization and depreciation                3,755     2,185    2,354     8,294
Income (loss) before income taxes         $ (5,852)  $   313  $11,296  $  5,757


     Consolidated Statement of Operations Data - Fiscal 2000 (in thousands):





                                          Three Months Ended December 26, 1999
                                        ---------------------------------------
                                         Amplifier   UltraRF   Other*   Total
                                         ---------   -------   ------   -----
Net revenues, external                    $ 48,973   $   171  $   --   $ 49,144
Net revenues, intersegment                      --     7,760   (7,760)       --
Amortization and depreciation                1,379       625    1,294     3,298
Income (loss) before income taxes         $    301   $ 1,680  $   379  $  2,360


                                           Nine Months Ended December 26, 1999
                                        ---------------------------------------
                                         Amplifier   UltraRF   Other*   Total
                                         ---------   -------   ------   -----

Net revenues, external                    $123,356   $   239  $    --  $123,595
Net revenues, intersegment                      --    18,650  (18,650)       --
Amortization and depreciation                4,157     1,909    4,020    10,086
Income (loss) before income taxes         $ (4,597)  $ 1,977  $ 3,204  $    584


                    SPECTRIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

*Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.


Consolidated Balance Sheet Data (in thousands):



                                                    December 31, 2000
                                        ---------------------------------------
                                         Amplifier   UltraRF   Other*   Total
                                         ---------   -------   ------   -----
Segment assets                            $29,325    $   --   $ 4,177  $ 33,502
Expenditures for additions to
  long-lived assets                       $ 2,590    $ 3,478  $   689  $  6,757


                                                      March 31, 2000
                                        ---------------------------------------
                                         Amplifier   UltraRF   Other*   Total
                                         ---------   -------   ------   -----
Segment assets                            $32,142    $13,605  $ 8,463  $ 54,210



Geographic Segment Data:

     Revenue from unaffiliated customers by geographic region as a percentage of revenues were as follows:



                               Three Months Ended         Nine Months Ended
                            ------------------------  -------------------------
                            December 31, December 26, December 31, December 26,
                                2000        1999         2000          1999
                                ----        ----         ----          ----
Canada                          40%          42%         41%            47%
United States                   23%          14%         27%            16%
France                           8%          22%         16%            20%
South Korea                     28%          22%         15%            17%
Other countries                  1%          --           1%            --



     The Company's long-lived assets are located in the following countries (in thousands):


                                                        December 31,  March 31,
                                                            2000        2000
                                                            ----        ----
United States                                             $ 7,243     $18,226
Thailand                                                    2,767       1,218
South Korea                                                   984         224
                                                          -------     -------
                                                          $10,994     $19,668
                                                          =======     =======



8.   DISCONTINUED MANUFACTURING OPERATIONS AND RELATED RESTRUCTURING CHARGES

     During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. During the fourth quarter of fiscal 2000, the Company decided to transfer the remaining power amplifier production in Sunnyvale, California, to the contract manufacturer. In connection with the decision, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. Approximately 90 employees engaged in manufacturing and production related functions are

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

anticipated to be terminated as a result of the restructuring.
The Company anticipates that the restructuring will be substantially completed in the fourth quarter of fiscal 2001. The following table represents the restructuring activity that took place up through December 31, 2000 (in thousands):


                                                              Reduction in
                                                                Workforce
                                                                ---------
Balance at March 31, 2000                                         $ 996
Cash payment of severance costs                                    (896)
                                                                  -----
Balance at December 31, 2000                                      $ 100
                                                                  =====



     The balance of the restructuring accrual is included in current liabilities on the condensed consolidated balance sheets.


9.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):



                               Three Months Ended         Nine Months Ended
                            ------------------------  -------------------------
                            December 31, December 26, December 31, December 26,
                                2000        1999         2000          1999
                                ----        ----         ----          ----
Net income                     $13,410     $2,344       $5,745        $  510
Unrealized gain (loss) on
  marketable securities            224       (239)         560          (706)
                               -------     ------       ------        ------
Comprehensive income (loss)    $13,634     $2,105       $6,305        $ (196)
                               =======     ======       ======        ======



     The components of accumulated other comprehensive loss are as follows (in thousands):



                                                        December 31,  March 31,
                                                            2000        2000
                                                            ----        ----
Unrealized loss on marketable securities                    $(57)      $(617)
                                                            ====       =====




10. COMMITMENTS AND CONTINGENCIES

Litigation
     ----------

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

     A final settlement has been reached by the parties which encompasses both the federal and state actions. Pursuant to the Private Securities Litigation Reform Act, the federal court approved the settlement on October 20, 2000 and dismissed the federal action. On December 4, 2000, the state court approved the settlement and dismissed the state action. The terms of the settlement did not have a material adverse effect on the Company's financial position or results from operations.

     Commitment
     ----------

     As described in Note 2, the Company has a $58.0 million commitment to purchase semiconductors over the next two years.

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


11.  LINE OF CREDIT

     The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in compliance with all debt covenants at December 31, 2000. The amount available to borrow at December 31, 2000 was $10.0 million. At December 31, 2000, the Company can borrow at either (i) a variable rate equal to the prime rate (9.0%) or (ii) a fixed rate equal to 200 basis points above the LIBOR rate (totaling 8.40%). The Company had no borrowings under the line of credit at December 31, 2000.


12.  SUBSEQUENT EVENTS

     In January 2001, the Company liquidated the portion of its Cree common stock with a guaranteed realizable value of $30 million and invested the proceeds in government and corporate bonds and notes. The Company also sold the 191,094 shares held in escrow for approximately $6,309,000 and realized a loss of approximately $481,000 from the sale of these securities. The $6.3 million will remain in escrow for a period of up to 12 months. In addition, the Company entered into various option arrangements known as a cashless collar, expiring from July 2001 to October 2001, to hedge one million shares of the remaining 1,624,308 shares of Cree common stock on hand. As a result, the Company is able to realize an average of $25.25 per share for the one million hedged shares if the share price of Cree common stock is lower than approximately $25.25 per share when the options expire. If the Cree common stock price exceeds an average of $41.68 per share when the options expire, the Company may sell its hedged shares at approximately $41.68 or settle the options for a cash amount equal to the difference between the Cree common stock price and the option price. Until the options expire, the Company will be restricted from disposing of the one million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the ''Securities Act'') and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include, but are not limited to: the statements in the second paragraph of "Overview" regarding the recognition in the future of gains on the sale of UltraRF, the development agreement with Cree , and the effect of the sale of UltraRF on the Company's semiconductor cost, in the third paragraph regarding the impact on the Company of a loss of a major OEM customer, in the fourth paragraph regarding international sales as a percentage of future revenues and the impact of currency fluctuations on future revenues, in the fifth paragraph regarding outsourcing, and in the last paragraph regarding average selling prices and gross margins; the statements under "Results of Operations - Research and Development" regarding new product development initiatives; the statements in the last paragraph under "Liquidity and Capital Resources" concerning availability of the line of credit, the anticipated spending for capital additions for the next twelve months and the sufficiency of the Company's available resources to meet cash requirements; and the statements in "Factors Affecting Future Operating Results." Results could differ materially based on various factors including, but not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. Among such factors, those which could cause results to differ materially in the case of the above-referenced forward-looking statements include, but are not limited to: the risks of international sales; fluctuations in operating results; customer concentration; the highly competitive market for the Company's products; declining average sales prices; rapid technological change, evolving industry standards, and dependence on new products; and product quality, performance and reliability.

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


Overview
--------

     Spectrian designs, manufacturers and markets high-power RF amplifiers, for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including AMPS, TDMA, CDMA, PCS, GSM, WLL, IMT-2000, CDMA2000 and UMTS. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

     On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree, Inc. ("Cree") pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of common stock of Cree plus common stock with a guaranteed realizable value of $30 million, less $1,034,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to pay Cree the amount of the shortfall. Accordingly, Spectrian deferred $58 million of the gain on sale of UltraRF and will recognize it in future periods as the related purchase commitments to Cree are fulfilled. Spectrian and Cree have also entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components. Following the close of the sale of UltraRF, the Company will no longer have revenues related to the sale of the UltraRF products to third party customers. Additionally, as a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products will increase because future purchases from UltraRF will include a gross margin component.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine months ended December 31, 2000, Nortel Networks Corporation ("Nortel") and Verizon Communications ("Verizon"), formed by the merger of Bell Atlantic and GTE Corporation, accounted for approximately 60% and 20% of net revenues, respectively. For the nine months ended December 26, 1999, Nortel accounted for approximately 75% of net revenues. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the year ended March 31, 1999 ("fiscal 1999"), the first and fourth quarters of the year ended March 31, 2000 ("fiscal 2000") and the first and second quarters of the year ended March 31, 2001 ("fiscal 2001"), product orders fell resulting in substantial losses in those fiscal periods. There can be no assurance that the Company will not experience such fluctuations in the future. If the Company is unable to find customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon or any other major customer, or if orders by Nortel, Verizon or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

     During the nine months ended December 31, 2000 and December 26, 1999, sales outside of the United States were 73% and 84%, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea and France, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company.

     In Sunnyvale, California, the Company services all of its power amplifier products. As of September 2000, the Company has transferred its high volume power amplifier production to a contract manufacturer located in Thailand on a turnkey basis. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer were higher than the savings from costs of products, which adversely affected the Company's gross margin from January 1999 to November 2000. As a result of its manufacturing and development infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to achieve and maintain profitability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                               Three Months Ended         Nine Months Ended
                            ------------------------  -------------------------
                            December 31, December 26, December 31, December 26,
                                2000        1999         2000          1999
                                ----        ----         ----          ----
NET REVENUES                   100.0%      100.0%        100.0%       100.0%

COSTS AND EXPENSES:
  Cost of revenues              76.8        75.7          80.8         77.5
  Research and development      10.5        11.5          12.1         13.0
  Selling, general and
    Administrative              10.3        10.5          12.6         11.3
                               -----       -----         -----        -----
    Total costs and expenses    97.6        97.7         105.5        101.8
                               -----       -----         -----        -----
OPERATING INCOME (LOSS)          2.4         2.3          (5.5)        (1.8)

INTEREST INCOME                  1.1         1.4           1.2          2.1
INTEREST EXPENSE                (0.1)       (0.2)         (0.1)        (0.3)
OTHER INCOME                    22.7         1.3           8.6          0.5
                               -----       -----         -----        -----
INCOME BEFORE INCOME TAXES      26.1         4.8           4.2          0.5
INCOME TAXES                      --          --            --          0.1
                               -----       -----         -----        -----
NET INCOME                      26.1%        4.8%          4.2%         0.4%
                               =====       =====         =====        =====
GROSS MARGIN ON SALES           23.2%       24.3%         19.2%        22.5%
                               =====       =====         =====        =====



     Net Revenues.  The Company's net revenues increased 5% to $51.4 million
     ------------
for the three months ended December 31, 2000 from $49.1 million for the three months ended December 26, 1999. The Company's net revenues increased 10% to $135.5 million for the nine months ended December 31, 2000 from $123.6 million for the nine months ended December 26, 1999. The increase in net revenues compared to the three months ended December 26, 1999 is due to higher average selling prices and volumes in the multi-channel power amplifier ("MCPA") products which was partially offset by lower volumes and average selling prices in the single carrier power amplifier ("SCPA") products. The growth in net revenues compared to the nine months ended December 26, 1999 is due to higher volumes in the Broadband and MCPA products, which combined for net revenues of $20.5 million for the nine months ended December 26, 1999 and for revenues of $50.1 million for the nine months ended December 31, 2000 which was partially offset by lower average selling prices and volumes in SCPA products. UltraRF revenues from external customers increased to $1.1 million from $0.2 million for the nine months ended December 31, 2000 and December 26, 1999, respectively.

     Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier
     ----------------
costs for the Company's higher volume products, internal amplifier assembly and test costs for its lower volume and new products, radio frequency ("RF") semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of sales increased by 6% to $39.5 million for the three months ended December 31, 2000 from $37.2 million for the three months ended December 26, 1999. The Company's cost of sales increased by 14% to $109.5 million for the nine months ended December 31, 2000 from $95.8 million for the nine months ended December 26, 1999. The increases on a dollar and percentage basis for the three and nine months ended December 31, 2000 were due to higher MCPA unit volumes, lower yields on semiconductor production and higher inventory obsolescence expense.

     Gross margin on sales was 23% for the three months ended December 31, 2000 as compared to 24% for the three months ended December 26, 1999. Gross margin on sales was 19% for the nine months ended December 31, 2000 as compared to 23% for the nine months ended December 26, 1999. The decrease in gross margin was primarily a result of declining average sales prices in all products and lower yields on semiconductor production. The Company anticipates that gross margin as a percentage of net revenues will decrease as a result of the sale of the UltraRF division to Cree as the Company is required to purchase the LDMOS RF semiconductor parts at market price rather than recognizing the cost of revenues at the actual cost of production.

     Research and Development. Research and development ("R&D") expenses
     ------------------------
include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 4% to $5.4 million in the three months ended December 31, 2000 from $5.6 million in the three months ended December 26, 1999. The Company's R&D expenses increased by 2% to $16.4 million for the nine months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


December 31, 2000 from $16 million in the nine months ended December 26, 1999. As a percentage of net revenues, R&D expenses represented 11% of revenues for the three months ended December 31, 2000 as compared to 12% of revenues for the three months ended December 26, 1999. As a percentage of net revenues, R&D expenses represented 12% for the nine months ended December 31, 2000 as compared to 13% of net revenues for the nine months ended December 26, 1999. The increase in R&D expenses on a dollar basis for the nine months ended December 1, 2000 reflects new product development initiatives which the Company believes are required to meet current and future market and customer requirements. The decrease in R&D expenses as a percentage of net revenues for the three and nine months ended December 31, 2000 was due to the proportionately greater increase in net revenues than R&D expenses as compared to the similar periods in the prior year.

     Selling, General and Administrative.  Selling, general and administrative
     -----------------------------------
("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses.

     The Company's SG&A expenses increased by 2% to $5.3 million in the three months ended December 31, 2000 from $5.2 million in the three months ended December 26, 1999. The Company's SG&A expenses increased by 22% to $17.1 million for the nine months ended December 31, 2000 from $14 million in the nine months ended December 26, 1999. As a percentage of net revenues, SG&A expenses represented 10% for the three months ended December 31, 2000 as compared to 11% of net revenues for the three months ended December 26, 1999. As a percentage of net revenues, SG&A expenses represented 13% for the nine months ended October 1, 2000 as compared to 11% of net revenues for the nine months ended December 26, 1999. The increase in SG&A expenses on a dollar and percentage basis was principally due to increased commissions, marketing efforts to diversify the customer base, creation of the UltraRF sales force and network, increased sales and marketing activities in South Korea, costs incurred to evaluate strategic alternatives for UltraRF, and added maintenance and support for the new enterprise resource planning ("ERP") system.

     Interest Income.  Interest income for the three months ended December 31,
     ---------------
2000 decreased to $0.6 million from $0.7 million for the three months ended December 26, 1999. Interest income for the nine months ended December 31, 2000 decreased to $1.7 million from $2.6 million for the nine months ended December 26, 1999. The decrease in interest income resulted from lower interest-bearing investment balances associated with reduced average cash and cash equivalent balances.

     Interest Expense. Interest expense, for the three months ended December
     ----------------
31, 2000 decreased to $73,000 from $118,000 for the three months ended December 26, 1999. Interest expense for the nine months ended December 31, 2000 decreased to $162,000 from $419,000 for the nine months ended December 26, 1999. The decrease in interest expense resulted from substantially reduced average borrowing levels.

     Other Income.  Other income for the three and nine months ended December
     ------------
31, 2000 increased to $11.7 million from $0.6 million for the three and nine months ended December 29, 1999. Other income for the three and nine months ended December 31, 2000 represents a $11.7 million gain recognized on sale of UltraRF in December 2000. Other income for the three and nine months ended December 26, 1999, represents a $0.6 million gain on the sale of a light industrial building in December 1999.

     Income Taxes. Due to the losses incurred by the Company in prior years and
     ------------
the related net operating loss carryforwards available to the Company, the Company did not record any income tax expense except for the minimum state income tax expense for the three and nine months ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company is currently assessing the impact of SFAS 133 on its consolidated financial position, liquidity and results of operations.

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


Liquidity and Capital Resources
-------------------------------

     The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at December 31, 2000 consisted of cash and short-term investments of $48.6 million, investment in Cree common stock of $94.5 million and bank borrowing arrangements.

     The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. It is anticipated that the Company will renew the line of credit. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in compliance with all debt covenants as of December 31, 2000. The amount available to borrow at December 31, 2000 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at December 31, 2000 was 9% and 8.4%, respectively. The Company had no borrowings under the line of credit at December 31, 2000.

     In January 1997, the Company borrowed $6.0 million under a term loan collateralized by certain capital equipment. During the three months ended December 31, 2000, the Company paid off the outstanding principal balance of this term loan.

     The Company's working capital increased by $44.9 million to $124.3 million as of December 31, 2000 from $79.4 million as of March 31, 2000. The increase was primarily attributable to a $94.5 million increase in investment in Cree common stock which was the consideration received for the sale of UltraRF, a $4 million increase in accounts receivable, a $1.2 million increase in prepaid expenses and other current assets, a $1 million increase in cash, cash equivalents and short-term investments and a $0.7 million decrease in current portion of debt and capital lease obligations, which were partially offset by a $31.8 million increased in current portion of deferred gain on the sale of UltraRF, a $12 million decrease in net inventories, a $6 million increase in accounts payable and a $6.6 million increased in accrued liabilities.

     Cash provided by operations was $7 million for the nine months ended December 31, 2000 compared to cash used by operations for the nine months ended December 26, 1999 of $13.3 million. Cash provided by operations for the nine months ended December 31, 2000 was principally the result of a $5.7 million net income, depreciation and amortization of $8.3 million, a $6.9 million decrease in net inventories, a $3 million increase in accounts payable, which were partially offset by a $11.7 million noncash gain on the sale of UltraRF net assets, a $4 million increase in accounts receivable as a result of higher sales in the current quarter and a $1.4 million increase in prepaid expenses and other current assets. Cash used by operations for the nine months ended December 26, 1999 was principally the result of a $20.4 million increase in accounts receivable, which increased proportionately with revenue growth, combined

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


with a $6.6 million reduction in accrued liabilities and $5.4 million increase in inventories which were partially offset by a $0.5 million net income, $10.1 million in depreciation and amortization expense and a $10.1 million increase in accounts payable, which increased proportionately with production levels.

     The Company's investing activities during the nine months ended December 31, 2000 used cash of approximately $3.2 million as compared to cash used of $2.3 million during the comparable period in the prior year. Cash used by investing activities during the nine months ended December 31, 2000 resulted primarily from $6.8 million in additions to property and equipment, $2.8 million in payments for transaction costs associated with the sale of UltraRF, and $3 million in purchases of short-term investments which were partially offset by $9.2 million proceeds from sale and maturates of short-term investments. Capital additions for the nine months ended December 31, 2000 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects. Cash used for investing activities during the nine months ended December 26, 1999 resulted primarily from $5.2 million additions to property And equipment, partially offset by $3.3 million in proceeds from the sale of a light industrial building by the Company. Capital additions for the nine months ended December 26, 1999 included manufacturing and test equipment required to support new products, test equipment to support various research and development projects, and the ERP system.

     The Company's financing activities during the nine months ended December 31, 2000 provided cash of approximately $2.9 million as compared to providing $2.5 million of cash during the comparable period in the prior year. Cash provided by financing activities during the nine months ended December 31, 2000 was the result of $4.9 million proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $2 million in repayments of debt and capital lease obligations. Cash provided by financing activities during the nine months ended December 26, 1999 was the result of $6.7 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock plan activity, which was partially offset by $4.2 million in repayments of debt and capital lease obligations.

     As part of the sale of UltraRF, the Company has committed to purchase $58.0 million of semiconductors over the next two years. The Company anticipates spending approximately $7.0 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements and development projects. Based on the Company's current working capital position, the cash flows the Company expects to generate from the remainder of fiscal 2001 operations, and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.



Factors Affecting Future Operating Results
------------------------------------------

     Customer Concentration; Dependence on Nortel and Verizon.  The wireless
     --------------------------------------------------------
infrastructure equipment market is dominated by a small number of large OEMs and wireless service providers, including Ericsson, Lucent, Motorola, Nortel, Verizon and Siemens. The Company's revenues are derived primarily from sales to a limited number of these customers, in particular, Nortel and Verizon. Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Nortel or Verizon, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, if the Company were to lose Nortel or any other major customer, or if orders by Nortel or Verizon or any other major customer were to otherwise materially decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

     Fluctuations in Operating Results.  The Company's quarterly and annual
     ---------------------------------
results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to: the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs;
changes in inventory levels; and the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the past has caused significant fluctuations in the Company's product sales. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will experience in the future the same annual revenue growth that it did in fiscal 2000. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

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

     Purchase and Supply Agreement with Cree. In connection with the Company's
     ---------------------------------------
completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement, dated as of December 29, 2000 by and between the Company and Zoltar (subsequently renamed "UltraRF, Inc."). Pursuant to the Purchase and Supply Agreement, the Company committed to purchase and accept delivery from UltraRF, Inc. certain components at a minimum aggregate purchase price. The Company's need for UltraRF, Inc. components during a calendar quarter may
                                      20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

be insufficient to satisfy its minimum commitments for such calendar quarter. In such event, the Company would be obligated to purchase excess inventory that it may never utilize or to pay a shortfall surcharge, either of which could have a material adverse effect on the Company's business, financial conditions, and cash flows.

     Arm's-Length Relationship.  The Company relies on UltraRF for the supply
     -------------------------
of a substantial amount of components used in the manufacture of its products. When the Company operated UltraRF as a separate division, it may have obtained more favorable terms for semiconductor products than through negotiations with unaffiliated third parties. With the sale of UltraRF, the Company must now deal with UltraRF on an arm's-length basis. Accordingly, the prices and other terms for UltraRF semiconductor products may now be less favorable to the Company.

     Sole or Limited Sources of Products, Materials and Services.  The Company
     -----------------------------------------------------------
currently procures from single sources power amplifier assemblies, certain specialized semiconductors, components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. During calendar 2000, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is greater than the committed
delivery schedule of some of its customers, such as Nortel.   On December 29,
2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 to Cree. As a result, the Company no longer manufactures LDMOS RF power semiconductors, which are one critical component in the Company's power amplifier products. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which the Company is obligated to purchase from Cree an aggregate of $58 million of semiconductors. Consequently, Cree becomes a sole source vendor to supply LDMOS RF power semiconductors to the Company. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

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

     Reliance upon Growth of Wireless Services.  Sales of power amplifiers to
     -----------------------------------------
wireless infrastructure equipment suppliers and network operators have in the past accounted, and are expected in the future to account, for substantially all of the Company's product sales. Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases more slowly than the Company or its customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Fujitsu, Mitsubishi and Powerwave Technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Management of Growth; Dependence on Key Personnel.  The Company's business
     -------------------------------------------------
and growth has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, motivate, manage and retain new employees successfully, especially in the highly competitive northern California job market, to integrate new employees into its overall operations and to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems.
Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees in the past and could in the future. Such losses could have a material adverse effect on the Company. As a result of the plan to discontinue manufacturing operations in Sunnyvale, California, and the Company's other restructuring activities, several key executives have ceased to be employees of the Company.

     The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls. The Company can give no assurance that it will be able to manage its growth effectively. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. The Company may also, from time to time, pursue divestitures of existing operations. Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results. These risks include the diversion of management's attention from day-to-day business, the fluctuation of operating results due to the timing of charges for costs associated with acquisitions or divestitures, the difficulty of combining and assimilating the operations and personnel of the acquired companies, the difficulty of separating a divested operation from the remaining operation, charges to the Company's earnings as a result of the purchase of intangible assets, and the potential loss of key employees as a result of an acquisition or divestiture. Should any acquisition take place, we can give no assurance that this acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

     Volatility of Stock Price.  The market price of the shares of Common Stock
     -------------------------
has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, the timing difference between Nortel's requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, the market price of the shares of the common stock of Cree, general market conditions and other factors. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's Common Stock has fluctuated significantly in the past.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Volatility of Cree's Common Stock Price.  Pursuant to the Asset Purchase
     ---------------------------------------
Agreement, the Company received as partial consideration for the sale of UltraRF, 1,815,402 shares of common stock of Cree. In January 2001, the Company sold 191,094 shares, which were held in escrow for approximately $6,309,000 and realized a loss of approximately $481,000 from the sale of these securities. In addition, the Company entered into various option arrangements, expiring from July 2001 to October 2001, to hedge one million shares of the remaining 1,624,308 shares of Cree common stock on hand. As a result, the Company is able to realize an average of $25.25 per share for the one million hedged shares if the share price of Cree is lower than this when the options expire. If the Cree stock price exceeds an average of $41.68 when the options expire, the Company may sell its hedged shares at this price or settle the options for a cash amount equal to the difference between the Cree stock price and the option price. Until the options expire, the Company will be restricted from disposing of the one million shares. The Company is currently holding the remaining 624,308 shares of Cree common stock, which are not subject to such option arrangements. The Company faces a number of risks due to the size of its ownership in Cree including the risk that its financial statements and results of operations reflect the Company's ownership stake in Cree which impacts the Company's stock price. The market price of the shares of Cree's common stock has been and is likely to continue to be highly volatile. Such volatility in the market price of Cree's common stock and the resulting impact on investors and analysts' perceptions of the change of the Company's valuation due to the size of its holdings in Cree common stock may adversely affect the market price of the Company's common stock.

     Escrow Shares.  Of the total consideration paid under the Asset Purchase
     -------------
Agreement, approximately $6 million is currently held in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement for a period of 12 months. If any claims for indemnification are made against the Company anytime during this 12 month period, whether meritorious or not, the Company may be delayed or precluded from realizing the proceeds placed in escrow.

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

     A final settlement was reached by the parties which encompasses both the federal and state actions. Pursuant to the Private Securities Litigation Reform Act, the federal court approved the settlement on October 20, 2000 and dismissed the federal action. On December 4, 2000, the state court approved the settlement and dismissed the state action. The terms of the settlement did not have a material adverse effect on the Company's financial position or results from operations.

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

     The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year to greater than five years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at December 31 and March 31, 2000 (dollars in thousands).





                                                 December 31,    March 31,
                                                     2000          2000
                                                     ----          ----
Average fixed interest rate                            5.7%          6.0%
                                                   =======       =======
Amortized cost                                     $30,421       $36,644
                                                   =======       =======
Fair value                                         $30,364       $36,027
                                                   =======       =======

Contractual maturity dates:
  Less than 1 year                                 $ 2,463       $ 3,500
  1 to 5 years                                      27,901        32,527
                                                   -------       -------
                                                   $30,364       $36,027
                                                   =======       =======



     Pursuant to the Asset Purchase Agreement, the Company received as partial consideration for the sale of UltraRF, 1,815,402 shares of common stock of Cree. In January 2001, the Company sold 191,094 shares, which were held in escrow for approximately $6,309,000 and realized a loss of approximately $481,000 from the sale of these securities. In addition, the Company entered into various option arrangements, expiring from July 2001 to October 2001, to hedge one million shares of the remaining 1,624,308 shares of Cree common stock on hand. As a result, the Company is able to realize an average of $25.25 per share for the one million hedged shares if the share price of Cree is lower than this when the options expire. If the Cree stock price exceeds an average of $41.68 when the options expire, the Company may sell its hedged shares at this price or settle the options for a cash amount equal to the difference between the Cree stock price and the option price. Until the options expire, the Company will be restricted from disposing of the one million shares. The Company is currently holding the remaining 624,308 shares of Cree common stock, which are not subject to such option arrangements. A 20% adverse change in the value of Cree common stock as of December 31, 2000, assuming the hedging had not been in place, would result in an approximate $12.9 million decrease in the fair value of the Company's available for sale securities.

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

     A final settlement has been reached by the parties which encompasses both the federal and state actions. Pursuant to the Private Securities Litigation Reform Act, the federal court approved the settlement on October 20, 2000 and dismissed the federal action. On December 4, 2000, the state court approved the settlement and dismissed the state action. The terms of the settlement will not have a material adverse effect on the Company's financial position or results from operations.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          --------



          Exhibit
          Number                      Description
          ------                      -----------
           2.1++  Asset Purchase Agreement dated as of November 20, 2000 among
                  Cree, Inc., a North Carolina corporation, Zoltar Acquisition,
                  Inc., a North Carolina corporation and Spectrian Corporation, a Delaware corporation.

          10.48 Purchase and Supply Agreement dated as of December 29, 2000 by and between Spectrian Corporation, a Delaware corporation and Zoltar Acquisition, Inc., a North Carolina corporation.

          10.49   Sublease Agreement dated as of December 29, 2000 between
                  Zoltar Acquisition, Inc., a North Carolina corporation, and
                  Spectrian Corporation, a Delaware corporation.

          10.50   Payment and Performance Guaranty of Sublease dated December
                  29, 2000, by Cree, Inc., a North Carolina corporation in favor of Spectrian Corporation, a California corporation.

          10.51   Standard Industrial/Commercial Net Lease dated December 12,
                  2000 by and between CSS Properties II, LLC and Spectrian
                  Corporation.
     _____________________________

          ++      Incorporated by reference to Exhibit 2.1 of Current Report on
                  Form 8-K filed by the Registrant on January 16, 2001.



     (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K
         -------------------
         with the Securities and Exchange Commission on December 5, 2000 regarding the Company's entering into an Asset Purchase Agreement with Cree, Inc. and Zoltar Acquisition, Inc. for the sale of the Company's UltraRF division.

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



                                                SPECTRIAN CORPORATION
                                                ---------------------
                                                    (Registrant)




Dated: February 14, 2001                    By:    /s/  MICHAEL D. ANGEL
                                              ----------------------------
                                                  Michael D. Angel
                                              Executive Vice President,
                                             Finance and Administration,
                                        Chief Financial Officer and Secretary
                                          (Authorized Officer and Principal
                                           Financial and Accounting Officer)

                              INDEX TO EXHIBITS



  Exhibit                                                          Sequentially
  Number                  Description                             Numbered Page
  ------                  -----------                             -------------
   2.1++  Asset Purchase Agreement dated as of November 20, 2000 among Cree, Inc., a North Carolina corporation, Zoltar
          Acquisition, Inc., a North Carolina corporation and
          Spectrian Corporation, a Delaware corporation.               __

  10.48   Purchase and Supply Agreement dated as of December 29,
          2000 by and between Spectrian Corporation, a Delaware
          corporation and Zoltar Acquisition, Inc., a North
          Carolina corporation.                                        __

  10.49   Sublease Agreement dated as of December 29, 2000 between
          Zoltar Acquisition, Inc., a North Carolina corporation,
          and Spectrian Corporation, a Delaware corporation.           __

  10.50   Payment and Performance Guaranty of Sublease dated
          December 29, 2000, by Cree, Inc., a North Carolina
          corporation in favor of Spectrian Corporation, a
          California corporation.                                      __

  10.51   Standard Industrial/Commercial Net Lease dated December
          12, 2000 by and between CSS Properties II, LLC and
          Spectrian Corporation.                                       __
  _____________________________

   ++     Incorporated by reference to Exhibit 2.1 of Current
          Report on Form 8-K filed by the Registrant on January
          16, 2001.


                                      31