Form 10-K
period 2001-03-31
SPECTRIAN CORP /CA/
filed 2001-06-04
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2001.

         or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
         ____________.


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [___]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 24, 2001 as reported on the Nasdaq National Market, was approximately $112,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of May 24, 2001, registrant had outstanding 11,578,568 shares of Common Stock exclusive of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2001 Annual Meeting of Stockholders.

================================================================================

                              SPECTRIAN CORPORATION

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                          FOR YEAR ENDED MARCH 31, 2001

                                                                                                             Page
                                     PART I

Item 1.          Business..........................................................................             3
Item 2.          Properties........................................................................            15
Item 3.          Legal Proceedings.................................................................            16
Item 4.          Submission of Matters to a Vote of Security Holders...............................            16

                                     PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.........            17
Item 6.          Selected Consolidated Financial Data..............................................            18
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                     Operations....................................................................            19
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk........................            37
Item 8.          Financial Statements and Supplementary Data.......................................            38
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure....................................................................            38

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant................................            40
Item 11.         Executive Compensation............................................................            40
Item 12.         Security Ownership of Certain Beneficial Owners and Management....................            40
Item 13.         Certain Relationships and Related Transactions....................................            40

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................            41


Signatures.........................................................................................            44


                                     PART I


ITEM 1.  BUSINESS

This Annual Report on Form 10-K, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Annual Report on Form 10-K, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those regarding the expansion of the market for wireless communications; the growth of new digital PCS networks; the new opportunities created by the attempt of traditional mobile communications systems providers to provide high Internet access speeds; the demand for amplifier hardware; the Company's pursuit of new opportunities with single carrier designs; the potential for wireless communications in countries without reliable or extensive wireline systems; the future use of wireless systems by multicarrier power amplifiers; the Company's expectation to incur future pricing pressures from its customers; the Company's expectation of the importance of international sales; the Company's pricing commitments to OEM customers to achieve manufacturing cost reductions; customers' demanding specifications for the Company's products and the Company's devotion of resources to research and development programs. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Operating Results" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation and this section. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

General

         Spectrian Corporation ("Spectrian" or "the Company") designs, manufacturers and markets high-power radio frequency ("RF") amplifiers for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including Advanced Mobile Phone Services ("AMPS"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA" and "CDMA2000"), Personal Communications System ("PCS"), Global System for Mobil Communications ("GSM"), Wireless Local Loop ("WLL"), Universal Mobile Telephone Service ("UMTS"), and IMT-2000. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

         On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree Inc. ("Cree") pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of common stock of Cree plus common stock with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. UltraRF operated its own wafer fabrication facility that utilized bipolar and laterally diffused metal oxide semiconductor ("LDMOS") technologies to produce high-power, high-performance RF power semiconductors for use in the design and manufacture of second and third generation wireless infrastructure equipment.

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

         A typical wireless communications system comprises a geographic region containing a number of cells, each of which contains a cell site (or "base station"), which are networked to form a service provider's coverage area. Each base station houses the equipment that sends telephone calls to/from the switching office of the local wireline telephone company and transmits and receives calls to the wireless users within the cell. A base station contains a fixed number of RF channels; in a single carrier system, each separate channel requires a separate transceiver, single channel power amplifier and tunable cavity filter, feeding an antenna to transmit the outgoing signal to the wireless telephone user. Wireless carriers are also increasing system capacity by implementing dynamic channel allocation, which allows the service provider to automatically move available unused channels from less active base stations to busier adjacent base stations as the demand load moves, such as during commuter rush hours. Systems with dynamic channel allocation require multicarrier power amplifiers, which can simultaneously broadcast signals using multiple transmission modulation formats over a variable number of channels. The need to increase system capacity, combined with the development of multicarrier power amplifiers, has also led many wireless carriers to transition from "macrocell" base stations, which typically have a five mile radius, to microcells. When the number of subscribers within the macrocell exceeds the capacity of its equipment, the cell can be split into several smaller microcells to avoid degradation in service. The geographic range of these microcells is smaller; hence more microcells are required in order to increase the capacity of the overall system. Microcells also require equipment that consumes less power and is less expensive per channel at each base station than macrocells. The power amplifier receives a low-level signal from the transceiver and significantly boosts the power of that signal so that it can be broadcast throughout the cell, which typically covers a geographic area up to five miles in radius. The RF power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal.

         Traditional cellular systems based on analog technology operate in the frequency range of 800 MHz to 1000 MHz and are capable of carrying only one call per "channel" in the allocated spectrum. Analog cellular systems are being supplanted by digital systems, which convert voice transmissions into bits of electronic information and thereby more efficiently use the finite RF spectrum allocated to wireless transmissions to serve growing demand. The three dominant digital transmission modulation formats for cellular and PCS networks (GSM, TDMA and CDMA) allow a digital network to have a call capacity of three to eight times that of an analog network. In addition to the growth in digital cellular networks, the new digital PCS networks continue to grow. PCS networks operate in the 1800 MHz to 2000 MHz frequency range and typically have a smaller coverage area per base station than their digital cellular counterparts. Thus, PCS networks need two to three times as many base stations (and power amplifiers) as digital cellular networks. The implementation of these digital and PCS networks has resulted in an increased demand for network infrastructure equipment.

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

         An emerging trend in the wireless communications industry is the convergence of Internet high speed access with mobile and fixed wireless systems. Cellular and PCS systems are currently adopting limited Internet capability, and many traditional mobile communications systems providers are attempting to provide high Internet access speeds which, Spectrian anticipates, will create opportunities for new systems to gain market acceptance. Spectrian has been involved in initial deployments of early wireless Internet systems such as CDMA2000 or 1xRTT systems in Korea, wireless local loop systems, and field trials of 1xEV-DO systems. Initial consumer acceptance of wireless Internet services in Japan has indicated a growing demand for wireless data equipment.

         The growth of infrastructure equipment purchases is, however, impacted by the industry's focus on price reductions. Cellular Telecommunications Industry Association ("CTIA") indicates that minutes of use has increased by 31% in the United States during 2000; however, the average household wireless charges have been flat or declined. Competition between network operators for subscribers is significant and influenced by subscriber plans that include a single rate, free long-distance, no roaming charges and free minutes of use. This pricing pressure extends to the equipment manufacturers, including suppliers of amplifiers and components. Therefore the demand for amplifier hardware is growing rapidly but the power amplifier market experiences severe price pressures.

The Spectrian Solution

         Spectrian designs, manufactures and markets highly linear RF power amplifiers that seek to address the needs of wireless infrastructure original equipment manufacturers ("OEMs") and their service provider customers. The Company's amplifiers provide significant advantages to its customers, including:

         High Linearity and Efficiency. The Company has developed the multiple technological competencies and disciplines required to achieve high linearity and efficiency in its amplifiers. These competencies and disciplines include thermal and mechanical packaging design, advanced circuit design, linear correction technologies, advanced signal processing techniques, control systems and computer aided design and modeling. Spectrian believes that the high degree of linearity of the Company's power amplifiers enables its customers to furnish wireless 3G services with high capacity base station equipment at low capital cost per subscriber. In addition, Spectrian believes that the high efficiency of the Company's power amplifiers reduce its customers' operating costs.

         Time to Market and Volume Manufacturing. The Company's design processes aid it in addressing wireless infrastructure equipment suppliers' quantity and time to market requirements for power amplification products. The Company designs its amplifiers to be manufactured in high volumes at low cost. Power amplifiers have historically been difficult to manufacture in high volumes due to the labor intensive nature of the manufacturing process and the complexities of RF power technology. The Company's experience with automated testing, which is faster than manual testing with replicable results, enables the Company to transfer manufacturing to outsource partners in lower cost areas of the world and to achieve high volume at low cost with a variable cost model.

         Standards Independence. The Company's technologies support every major wireless modulation standard, and its multicarrier power amplifiers support several standards simultaneously, including 3G modulation standards. Certain of the Company's single carrier products support both analog and digital standards in a dual mode format. The Company believes that this breadth of product functionality is important to wireless service providers as they upgrade their cellular infrastructure equipment and implement digital systems in an environment characterized by evolving industry standards and new spectrum allocation.

         Quality and Reliability. The Company strives to design its power amplifiers to be reliable in the field. The Company's integrated design and manufacturing processes are important factors contributing to its ability to develop and produce reliable power amplifiers. In order to further address customer requirements for power amplifier quality and reliability and to ensure process quality control, the Company has implemented a continuous process improvement program throughout its operations and the Company is ISO 9001 certified.

         Multicarrier Functionality. The Company develops and supplies multicarrier amplifiers that integrate the functions of multiple single carrier power amplifiers into a single smaller unit while simultaneously eliminating the need for certain filters. The Company believes the ability of its multicarrier products to combine multiple digital and analog channel schemes enables carriers to maintain backward compatibility as they add digital transmission and implement dynamic channel allocation solutions. In addition, high efficiency multicarrier units can reduce service providers' equipment and maintenance costs and space requirements, thereby lowering the total costs of ownership.

Spectrian Strategy

         The Company's objectives in fiscal 2001 were to focus on growing multicarrier power amplifier sales, to diversify its customer base, and to maintain the Company's position in single-carrier power amplifier markets.

         Focus on growing multicarrier power amplifier sales. With a new suite of multicarrier power amplifiers, the Company has enabled network operators to address some of the challenges of deploying high power digital base stations, including those operators which are adding digital signals to an existing analog network, without decreasing the analog cell site coverage. Spectrian increased multicarrier amplifier sales from $32.2 million in fiscal 2000 to $58.7 million in fiscal 2001.

         Diversify the customer base. In fiscal 2001, the Company diversified its customer base by adding new network operators in North and South America and OEM customers, such as Samsung.

         Maintain its market position in single carrier power amplifiers. In fiscal 2001, the Company maintained its market position in single carrier power amplifiers through volume manufacturing with outsource partners while making minimal redesigns for cost reductions. Generally, the single carrier market is declining, but from time to time, the Company will pursue new opportunities with single carrier designs if the return on investment is competitive with multicarrier or broadband opportunities.

         Outsource power amplifier manufacturing. From fiscal 1999 through the third quarter of fiscal 2001, the Company transferred the manufacturing of its power amplifiers to a contract manufacturer in Thailand. This transition allowed the Company to lower overhead spending through a reduction in fixed costs and labor rates while maintaining its manufacturing and quality standards.

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

--------------------------------------------------------------------------------------------------------------------
             Major Wireless Standards by Region (frequencies in MHZ)
--------------------------------------------------------------------------------------------------------------------
                              Americas                 Europe              Asia Pacific               Japan
                                (MHZ)                  (MHZ)                  (MHZ)                   (MHZ)
--------------------- -------------------------- ------------------- ------------------------- ---------------------
       Analog                AMPS (800)            NMT (450, 900)         NMT (450, 900)            NTT (800)
      Cellular                                       TACS (900)             TACS (900)             JTACS (800)
                                                     AMPS (800)             AMPS (800)
--------------------- -------------------------- ------------------- ------------------------- ---------------------
      Digital                CDMA (800)              GSM (900)           CDMA (800, 900)            PDC (1500)
      Cellular               TDMA (800)                 EDGE         CDMA 2000 (800, 1900)           JDC (800)
                              GSM (800)                                     GSM (900)               CDMA (800)
                                EDGE                                           EDGE                    HDR
                                                                         TDMA (450, 800)
--------------------- -------------------------- ------------------- ------------------------- ---------------------
        PCS                  CDMA (1900)             GSM (1800)         CDMA(1900)&(1800)           PHS (1900)
                      CDMA 2000 (800, 1900)             EDGE          CDMA 2000 (800, 1900)
                             TDMA (1900)                                    GSM (1800)
                              GSM (1900)                                       EDGE
                                EDGE
--------------------- -------------------------- ------------------- ------------------------- ---------------------
      Wideband               CDMA (800)            UMTS (2.1 GHz)       IMT-2000 (2.1 GHz)       IMT-2000 (2.1 GHz)
     3G & WCDMA              CDMA (1900)                               Korean WLL (2.4 GHz)
                            WCS (2.3 GHz)
--------------------- -------------------------- ------------------- ------------------------- ---------------------

         The Company believes that the potential for wireless communications in countries without reliable or extensive wireline systems may be significant. The cost of building and maintaining a wireless network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may be the primary service platform for both mobile and fixed telecommunications. In addition, if technological advances and price decreases continue to occur, a market in the United States and other developed countries for wireless data service may emerge.

Products

         The Company designs highly linear power amplifiers that address the specific requirements of its OEM customers and the market in general. The Company's product strategy is to support multiple wireless systems and standards.

           Most existing wireless systems use lower cost single carrier power amplifiers. The following table provides a list of standards for which the Company currently provides in its single carrier amplifiers:

-----------------------------------------------------------------------------------------------------
                          Spectrian Single Carrier Amplifier Configurations
-----------------------------------------------------------------------------------------------------
Standard                                                           Frequency            Power
                                                                     (MHZ)             (Watts)
-------------------------------------------------------------- ------------------ -------------------
Analog Cellular:
   AMPS, CDPD                                                       869-894             45,65
   TACS                                                             917-950               65
-------------------------------------------------------------- ------------------ -------------------
Digital Cellular:
   TDMA                                                             485-495               50
   TDMA                                                             869-894             25,50
   CDMA                                                             869-894               25
   GSM                                                              925-960               30
-------------------------------------------------------------- ------------------ -------------------
PCS:
   GSM 1800                                                        1805-1880              30
   CDMA                                                            1930-1990            17,25
   GSM 1900                                                        1930-1990              30
   CDMA                                                            1805-1870              25
-------------------------------------------------------------- ------------------ -------------------
WCS:
   32-QAM                                                          2305-2360              63
-------------------------------------------------------------- ------------------ -------------------
WLL:
   Wideband CDMA                                                   2370-2400           10,20,40
-------------------------------------------------------------- ------------------ -------------------

         While many existing wireless systems use single carrier power amplifiers, the Company believes that more wireless systems will use multicarrier power amplifiers in the future. To meet this potential market trend, the Company also offers multicarrier amplification products. The following table provides a list of the standards for multicarrier amplifiers offered by the Company:

-----------------------------------------------------------------------------------------------------
                         Spectrian Multicarrier Amplifier Configurations
-----------------------------------------------------------------------------------------------------
Standard                                              Frequency        Power           Typical
                                                        (MHZ)         (Watts)         Linearity
                                                                                        (dBc)*
--------------------------------------------------- --------------- ------------- -------------------
AMPS
TDMA
CDMA
CDPD                                                   869-894         60-500            -60
CDMA 2000/1xEV
--------------------------------------------------- --------------- ------------- -------------------
CDMA                                                  1805-1990        30-60             -55
TDMA
CDMA 2000/1xEV
--------------------------------------------------- --------------- ------------- -------------------
CDMA                                                  1930-1990        30-80             -60
TDMA
CDMA2000/1xEV
GSM/EDGE
--------------------------------------------------- --------------- ------------- -------------------
IMT-2000/UMTS                                         2110-2170        30-60             -60
--------------------------------------------------- --------------- ------------- -------------------

*Carrier to Intermodulation Distortion Ratio.

         The Company's amplifiers can be configured as either separate plug-in amplifier units or integrated subsystems and range in price from approximately $500 to $100,000. A plug-in amplifier unit consists of a cast housing, which provides thermal management, and contains a RF amplifier pallet combined with a digital control interface module. A power amplifier subsystem consists of multiple cast housings and adds signal processing to enhance linearity. The Company's products are integrated into base station systems designed and/or manufactured by its OEM customers, and therefore must be engineered to be compatible with industry standards, as well as customer specifications including frequency, power and linearity.

OEM and Network Operator Customers, Sales and Marketing

         Network operators obtain their equipment from a concentrated group of large wireless infrastructure OEMs. The Company believes that Lucent Technologies, Inc. ("Lucent"), Ericsson Wireless Communications, Inc. ("Ericsson"), Motorola Corporation ("Motorola"), LG Information and Communications Limited ("LGIC"), Siemens AG ("Siemens"), Samsung Electronics Co., Ltd. ("Samsung"), Nortel Networks Corporation ("Nortel"), and Nokia OY ("Nokia") supplied over 80% of the wireless infrastructure equipment installed worldwide in 2000 according to Allied Business Intelligence. Many of these OEMs manufacture most of their base station components, including the power amplifier, internally. In response to competition and as the performance requirements of certain components increase, many of these OEMs have begun to outsource power amplifier manufacturing to companies like Spectrian. To succeed in capturing orders from these OEMs, independent power amplifier suppliers must rapidly bring to market products that are highly linear, can be produced in volume cost-effectively, support multiple standards and are reliable in the field.

         The Company sells power amplifiers to a limited number of OEMs in North America, Europe and Asia principally through its direct sales organization. Other current customers include worldwide operators of wireless networks such as AT&T Wireless Services ("AT&T Wireless"), Cingular Wireless ("Cingular"), a joint venture between the wireless divisions of SBC Communications Inc. and BellSouth Corporation, and Verizon Communications ("Verizon"). As these operators upgrade their networks, they often work directly with independent power amplifier manufacturers to ensure new products are compatible with their existing network, support increased coverage areas, and provide high linearity. During the year ended March 31, 2001 ("fiscal 2001"), Nortel, Verizon and Samsung accounted for approximately 59%, 18%, and 13% of net revenues, respectively. During the year ended March 31, 2000 ("fiscal 2000"), Nortel accounted for approximately 72% of net revenues. During the year ended March 31, 1999 ("fiscal 1999"), Nortel and LGIC accounted for approximately 76% and 11% of net revenues, respectively.

         Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. There can be no assurance that the Company will not experience such fluctuations in the future. If the Company is unable to find customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon, Samsung or any other major customer, or if orders by Nortel, Verizon, Samsung or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected. The market for the Company's products is becoming increasingly competitive. The Company is selling its power amplifier products in South Korea, as well as directly to cellular service providers where its competitors are already established as suppliers. In addition, the Company competes with at least one merchant amplifier manufacturer for business from Nortel. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Factors Affecting Future Operating Results - Customer Concentration, Dependence on Nortel."

Sales and Marketing

         The Company employs a customer focused, team based direct sales approach to satisfy the power amplification needs of its customers. Sales to large OEM customers require close account management by Company personnel and relationships at multiple levels of its customers' organizations, including management, engineering and purchasing personnel. In addition, the Company's application specific amplification products require experienced sales personnel to match the customer's amplification requirements to the Company's product capabilities. The Company believes that close technical collaboration with the customer during the design phase of new wireless infrastructure equipment is critical to the integration of its amplification products into the new equipment. This allows the Company's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the Spectrian product to the customer's specification.

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

         The Company also markets its products with the assistance of independent sales representatives in various parts of the world. The Company has one independent sales representative in the United States; four sales representatives in Europe covering Austria, Finland, France, Germany, Italy, Sweden and Switzerland; six sales representatives in South America covering Argentina, Brazil, Colombia, Chile, Venezuela; one sales representative dedicated to each of Canada, Japan, Israel and China and a sales support organization in South Korea. The Company continuously evaluates whether to establish direct sales forces or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of potential sales opportunities. The Company's direct sales staff provides sales direction and support to its international sales representatives. Sales outside of the United States represented 78%, 87% and 84% of net revenues in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The Company expects that international sales will continue to account for a significant portion of its revenues.

Manufacturing

         In Sunnyvale, California, the Company services its power amplifier products. In September 2000, the Company completed the transfer of its power amplifier production to a contract manufacturer located in Thailand on a turnkey basis. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing.

         Demands of its customers drive the Company to frequently introduce and rapidly expand volume of the manufacture of new products. This has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies and overtime expenses, inefficient material procurement and an inability to realize economies of scale. These high manufacturing costs and production interruptions have had an adverse effect on the Company's results of operations. In addition, the Company has made and expects to continue to make pricing commitments to OEM customers in anticipation of achieving manufacturing cost reductions.

         The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Products as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. In addition, multicarrier power amplifiers have a higher probability of malfunction than single carrier power amplifiers because of their greater complexity. See "MD&A - Factors Affecting Future Operating Results - Product Quality, Performance and Reliability."

         Amplifier Assembly and Test. During fiscal 2000, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. Regardless of whether the Company assembles an amplifier in house or relies on a turnkey contractor, each of the Company's products receives extensive in process and final quality inspections and tests. The Company attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in the Company's products are currently available only from single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, the Company has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. After the sale of UltraRF to Cree in December 2000, the Company no longer manufactures LDMOS RF semiconductors, which are one critical component in the Company's power amplifier products. As part of the Asset Purchase Agreement, the Company and Cree entered into a two-year supply agreement under which the Company is obligated to purchase from Cree an aggregate of $58 million of semiconductors. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. If the Company were unable to obtain sufficient quantities of components, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations. See "MD&A - Factors Affecting Future Operations - Sole or Limited Sources of Materials and Services."

Research and Development

         The Company's research and development organization designs high performance low cost, highly manufacturable power amplifiers. The Company's R&D group focuses on rapid development of new power amplifiers that are manufacturable in large volumes at low cost. This group creates new product platforms and leverages existing ones, reuses existing circuit topologies and introduces into production new correction, control and amplification concepts created by the group. The Company uses an automated design environment to model amplifiers. This design environment, together with the Company's modular product architecture and configurable core technologies, allow it to rapidly define, develop and deliver on a timely basis the new and enhanced products demanded by its OEM customers.

         The Company historically has devoted a significant portion of its resources to research and development programs and expects to continue to do so. The Company's research and development expenses were $20,762,000, $22,488,000 and $26,735,000 for fiscal 2001, 2000 and 1999, respectively.

Competition

         The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Fujitsu, Mitsubishi, NEC Corporation and Powerwave Technologies. Certain of these competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company has experienced significant price competition, which has in the past affected gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market. There can be no assurance that the Company will not be subject to increased price competition or that the Company will be able to compete successfully in the future. See "MD&A - Factors Affecting Future Operating Results - Internal Amplifier Design and Production Capabilities of OEMs" and "Market for the Company's Products is Highly Competitive."

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

         The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. A softening of demand in the markets served by the Company or a failure of a modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. See "MD&A - Factors Affecting Future Operating Results - Internal Amplifier Design and Production Capabilities of OEMs" and "Market for the Company's Products is Highly Competitive."

Patents and Proprietary Technology

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company has been awarded 23 United States patents and no foreign patents, has 2 United States patents and 1 foreign patent that have been allowed and has 9 United States patent and 21 foreign patent applications pending. The data presented excludes 20 United States patents and 4 foreign patents that were awarded to the Company and assigned to Cree at the time of the sale of UltraRF, to which the Company has been granted a royalty-free license. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations. See "MD&A - Factors Affecting Future Operating Results - Uncertain Protection of Intellectual Property."

         The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company could be required to pay substantial damages, to indemnify its customers, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop noninfringing technology, to discontinue the use of certain processes or to obtain licenses to the infringing technology. See "MD&A - Factors Affecting Future Operating Results - Risk of Third Party Claims of Infringement."

         Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company's business, financial condition and results of operations would be materially adversely affected. See "MD&A - Factors Affecting Future Operating Results - Risk of Third Party Claims of Infringement

Backlog

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

Employees

         As of March 31, 2001, the Company had a total of 318 employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant

         The executive officers of the Company are and certain information about them as of May 15, 2001 is as follows:

                       Name                     Age                           Position
                       ----                     ---                           --------
        Thomas H. Waechter................       48      President, Chief Executive Officer and Director
        Garrett A. Garrettson.............       57      Chairman of the Board of Directors
        Michael D. Angel..................       45      Executive Vice President, Finance and
                                                         Administration, Chief Financial Officer and
                                                         Secretary
        Warren Dumanski...................       37      Vice President, Sales
        Tim Jones.........................       46      Vice President, Human Resources
        Joseph Madden.....................       34      Vice President, Marketing
        Christopher A. Menicou............       42      Vice President, Operations
        Harry Oh..........................       44      Vice President and General Manager, Asia Pacific
        David S. Piazza...................       37      Vice President, Development


         Mr. Waechter joined the Company in March 2000 as its President and Chief Executive Officer, and as a Director. From January 2000 until he joined the Company, Mr. Waechter was employed by Asyst Technologies, Inc., a company that provides mini-environment and manufacturing automation systems, as its Senior Vice President of Global Business Operations. From September 1986 until January 2000, Mr. Waechter was employed by Schlumberger Ltd., a company providing oilfield services, natural resource management, smart card-based technology and associated systems, and semiconductor test equipment, in various management positions, most recently as its Vice President of Global Operations. Mr. Waechter holds a B.B.A. in Business Management from the College of William and Mary.

         Mr. Garrettson joined the Company in April 1996 and is currently its Chairman of the Board of Directors. From April 1996 to March 2000, Mr. Garrettson served as President, Chief Executive Officer and a Director of the Company. From March 1993 until he joined the Company, Mr. Garrettson was President and Chief Executive Officer of Censtor Corporation, a company that designs and sells technology related to magnetic recording heads for the disk drive industry. Mr. Garrettson has also held various executive management positions with Control Data Corporation, a computer system company, from November 1986 to October 1989, and then with Seagate Technology Inc., a company that designs and manufactures disk drives, from October 1989 to March 1993. From October 1973 to November 1986, Mr. Garrettson also held various engineering management positions with Hewlett Packard Laboratories, a division of Hewlett Packard Company, a company providing computing and imaging products. Mr. Garrettson also serves on the boards of directors of the San Jose Symphony and HealthHelper Corporation. Mr. Garrettson holds a B.S. and an M.S. in Engineering Physics and a Ph.D. in Mechanical Engineering from Stanford University.

         Mr. Angel joined the Company in September 1999 as its Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary. From April 1994 until he joined Spectrian, Mr. Angel was employed by National Semiconductor Corporation, a company that designs and manufactures semiconductor products, in various management positions, most recently as its Director of Finance of Worldwide Manufacturing and Central Technology Operations. Mr. Angel has also held various positions with Hitachi Data Systems, a manufacturer of mainframe computers, storage systems, open systems hardware and software, and PricewaterhouseCoopers LLP, an accounting and professional consulting firm. Mr. Angel holds a B.S. degree in Business Administration with a concentration in Accounting from California State University, Chico.

         Mr. Dumanski joined the Company in September 1997 and is currently its Vice President, Sales. From September 1991 until he joined Spectrian, Mr. Dumanski was employed by Nortel Networks, a global supplier of networking solutions and services, in various management positions, most recently as its Accounting Manager responsible for Sprint PCS account. Mr. Dumanski holds a Bachelors of Science degree in Engineering from University of Waterloo in Canada and a M.B.A. from McMaster University in Canada.

         Mr. Jones joined the Company in April 2001 as its Vice President, Human Resources. From December 1999 until he joined Spectrian, Mr. Jones was employed by GN Resound, Inc., a manufacturer of high-technology hearing instruments, as its Senior Vice President of Global Human Resources. Mr. Jones has also held various positions with TriStrata Corporation, a company that develops internet security technology, from February to August 1999 and with Forte/Sun Microsystems, a provider of computer systems, high speed microprocessors and high performance software, from August 1997 to February 1999. Mr. Jones holds a Bachelors degree in Psychology from Baldwin-Wallace College and a Masters of Science degree from Iowa State University.

         Mr. Madden joined the Company in June 1997 and is currently its Vice President, Marketing. From May 1992 until he joined Spectrian, Mr. Madden was employed by Superconductor Technologies, Inc., a manufacturer of high performance filters for the mobile wireless telecommunications industry, in various management positions, most recently as its Director of Product Management. Mr. Madden holds a Bachelors degree in Physics from University of California, Los Angeles.

         Mr. Menicou joined the Company in January 1998 and is currently its Vice President, Operations. Prior to the current position, Mr. Menicou was Vice President, Quality of the Company. From February 1997 until he joined Spectrian, Mr. Menicou was employed by Credence Systems Corporation, a company that designs and manufactures equipment for testing semiconductor integrated circuits, as Vice President of Quality. Mr. Menicou has also held Quality and Operations Management positions with LTX Corporation, a company that designs and manufactures test equipment for the semiconductor industry. Mr. Menicou holds a Bachelors of Science degree in Business Management from San Jose State University.

         Mr. Oh joined the Company in May 2000 as its Vice President and General Manager, Asia Pacific. From April 1996 to May 2000, Mr. Oh was the Company's senior advisor for Far East Sales and Executive Managing Director in Asia Pacific with a consultant status. From February 1989 until he joined Spectrian, Mr. Oh was self-employed as President of Capitalend Corporation. Mr. Oh holds a Bachelors of Science degree in Industrial & System Engineering from University of Southern California.

         Mr. Piazza joined the Company in February 1990 and is currently its Vice President, Development. Mr. Piazza has held various positions since joining the Company including General Manager, Semiconductor Division and Vice President, Semiconductor Research and Development. Mr. Piazza holds a Bachelors of Science degree in Electrical Engineering from University of California, Davis.

ITEM 2.        PROPERTIES

         The Company's principal administrative, engineering and repair facilities are located in one building of approximately 91,400 square feet in Sunnyvale, California. In connection with the sale of UltraRF in December 2000, the Company subleased another building of approximately 49,600 in Sunnyvale, California, to Cree for a term of 11 years (with three options to extend the lease an additional five years) under the substantially the same terms and conditions as the Company's lease. In November 1996, the Company entered into several agreements in connection with a transaction with respect to these two properties. Pursuant to these agreements, the Company sold these properties to SPEC (CA) QRS 12-20, Inc. ("SPEC"), and pursuant to the terms of a lease agreement, SPEC agreed to lease these properties to the Company for a term of 15 years (with two options to extend the lease for up to an additional ten years). This lease agreement also provides that the Company shall have the right of first refusal to purchase the properties from SPEC upon the occurrence of certain conditions.

         During the third quarter of fiscal 2001, the Company signed an agreement to lease a facility of approximately 13,400 square feet in Folsom, California, commencing in the first quarter of fiscal 2002 and terminating in April 2008. This facility will be used for research and development functions.

         In the first quarter of fiscal 2001, the Company entered into an agreement to lease 12,000 square feet of development and manufacturing space for its engineering design center in Quincy, Illinois. Pursuant to the terms of the lease agreement, the Company has agreed to lease this property for a term of two years (with two options to extend the lease for up to an additional four years) from May 2000 and this lease expires in April 2002.

         During the second quarter of fiscal 2000, the Company subleased its ancillary 40,000 square foot manufacturing facility in Rocklin, California to GPS Management Services, Inc. ("GPS"). GPS subsequently assigned the sublease to The Gap, Inc. for the remainder of the Company's lease term. The Rocklin facility has a sixty month term and expires in June 2003. The Company leases approximately 21,500 square feet of a facility on a month-to-month basis in Seoul, South Korea for administrative, development, manufacturing and repair functions for the Asia Pacific region.

ITEM 3.        LEGAL PROCEEDINGS

         Not applicable.

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

               Fiscal Year Ended March 31, 2001          High          Low
                                                         ----          ---

                  Fourth Quarter                        $24.750       $12.031
                  Third Quarter                         $19.563       $11.688
                  Second Quarter                        $20.250       $12.813
                  First Quarter                         $22.500       $13.438

               Fiscal Year Ended March 31, 2000          High          Low
                                                         ----          ---

                  Fourth Quarter                       $ 30.000      $ 16.250
                  Third Quarter                        $ 35.250      $ 21.266
                  Second Quarter                       $ 25.625      $ 11.188
                  First Quarter                        $ 15.500     $   8.875




         The reported last sale price of the Company's Common Stock on the Nasdaq National Market on May 24, 2001 was $19.17. The approximate number of holders of record of the shares of the Company's Common Stock was 212 as of May 24, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 6,000 beneficial owners of its Common Stock.


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

(b)      Report of offering securities and use of proceeds therefrom

       Not applicable.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Fiscal Year Ended March 31,
                                                 -------------------------------------------------------------
                                                   2001         2000         1999         1998         1997
                                                 ---------    ---------    ---------    ---------    ---------
                                                               (in thousands, except per share data)
Statement of Operations Data:

NET Revenues .................................   $ 179,752    $ 163,567    $  99,331    $ 168,798    $  88,252
                                                 ---------    ---------    ---------    ---------    ---------

Costs and expenses:
  Cost of revenues ...........................     145,055      129,998       96,880      132,684       65,322
  Research and development ...................      20,762       22,488       26,735       18,644       17,230
  Selling, general and administrative ........      21,602       19,337       16,315       13,014        9,299
  Restructuring (1) ..........................        (100)       1,032         --           --           --
                                                 ---------    ---------    ---------    ---------    ---------

     Total costs and expenses ................     187,319      172,855      139,930      164,342       91,851
                                                 ---------    ---------    ---------    ---------    ---------

Operating income (loss) ......................      (7,567)      (9,288)     (40,599)       4,456       (3,599)


Interest income ..............................       2,850        3,344        4,540        4,045          210
Interest expense .............................        (162)        (473)        (853)        (710)        (602)
Other income, net ............................      18,371          624         --          1,530         --
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ............      13,492       (5,793)     (36,912)       9,321       (3,991)

Income taxes .................................          12           30           59          399         --
                                                 ---------    ---------    ---------    ---------    ---------

Net income (loss) ............................   $  13,480    $  (5,823)   $ (36,971)   $   8,922    $  (3,991)
                                                 =========    =========    =========    =========    =========

Net income (loss) per share:(2)

    Basic ....................................   $    1.21    $   (0.56)   $   (3.50)   $    0.90    $   (0.49)
                                                 =========    =========    =========    =========    =========

    Diluted ..................................   $    1.19    $   (0.56)   $   (3.50)   $    0.83    $   (0.49)
                                                 =========    =========    =========    =========    =========

Shares used in computing per share amounts:(2)

    Basic ....................................      11,113       10,426       10,568        9,881        8,150
                                                 =========    =========    =========    =========    =========

    Diluted ..................................      11,343       10,426       10,568       10,701        8,150
                                                 =========    =========    =========    =========    =========

                                                                   March 31,
                                               ------------------------------------------------
                                               2001       2000       1999       1998       1997
                                               ----       ----       ----       ----       ----
                                                                (in thousands)
Balance Sheet Data:

Working capital ..........................   $104,936   $ 79,400   $ 72,399   $117,478   $ 24,062
Total assets .............................    188,023    131,275    128,412    175,051     66,633
Debt and capital lease obligations, net of
current portion(3) .......................       --        1,351      4,899      5,912      7,057
Total stockholders' equity ...............   $ 98,502   $ 98,985   $ 95,968   $144,342   $ 42,466

(1) See Note 13 of Notes to Consolidated Financial Statements herein for details of the restructuring.

(2) See Note 10 of Notes to Consolidated Financial Statements herein for information concerning the per share computations.

(3) See Note 6 of Notes to Consolidated Financial Statements herein for a description of the Company's debt and lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in the following discussion that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include, but are not limited to: the statements in the second paragraph of "Overview" regarding the recognition in the future of gains on the sale of UltraRF and the effect of the sale of UltraRF on the Company's semiconductor cost, in the third paragraph regarding the impact on the Company of a loss of a major OEM customer, in the fourth paragraph regarding international sales as a percentage of future revenues and the impact of currency fluctuations on future revenues, and in the last paragraph regarding average selling prices and gross margins; the statements in the second paragraph under "Results of Operations - Cost of Revenues" regarding the gross margin as a percentage of net revenues; the statements under "Results of Operations - Research and Development" regarding new product development initiatives; the statements in the second paragraph under "Liquidity and Capital Resources" concerning renewal of a line of credit and the statements in the last paragraph regarding the availability of the line of credit, the anticipated spending for capital additions for the next twelve months, the sufficiency of the Company's available resources to meet cash requirements and the factors which will determine the Company's future cash requirements; and the statements in "Factors Affecting Future Operating Results." Results could differ materially based on various factors including, but not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Annual Report on Form 10-K. Among such factors, those which could cause results to differ materially in the case of the above-referenced forward-looking statements include, but are not limited to: the risks of international sales; fluctuations in operating results; customer concentration; the highly competitive market for the Company's products; declining average sales prices; rapid technological change, evolving industry standards, and dependence on new products; and product quality, performance and reliability.

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

         On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of common stock of Cree plus common stock with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall. Accordingly, Spectrian deferred $58 million of the gain on sale of UltraRF and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. During the quarter ended March 31, 2001, Spectrian fulfilled its purchase obligation under the contract and recognized $6.8 million of the deferred gain. Spectrian and Cree entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components. Following the close of the sale of UltraRF, the Company no longer has revenues related to the sale of UltraRF products to third party customers. Additionally, as a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products have increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as has historically been the case.


         For the year ended March 31, 2001 ("fiscal 2001"), Nortel, Verizon and Samsung accounted for approximately 59%, 18% and 13% of net revenues, respectively. For the year ended March 31, 2000 ("fiscal 2000"), Nortel accounted for approximately 72% of net revenues. For the year ended March 31, 1999 ("fiscal 1999"), Nortel and LGIC accounted for approximately 76% and 11% of net revenues, respectively. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In fiscal 1999, the first and fourth quarters of fiscal 2000, product orders from Nortel fell sharply and in the first and second quarters of fiscal 2001, the Company did not receive any revenues from Nortel for several of its products which adversely affected the Company's revenues and earnings in those fiscal periods. There can be no assurance that the Company will not experience such fluctuations in the future. If the Company is unable to find customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon, Samsung or any other major customer, or if orders by Nortel, Verizon, Samsung or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

         During fiscal 2001, 2000 and 1999, sales outside of the United States were 78%, 87% and 84% respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea and France, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company.

         In Sunnyvale, California, the Company services its power amplifier products. In September 2000, the Company completed the transfer of its power amplifier production to a contract manufacturer located in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thailand on a turnkey basis. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer were higher than the savings from costs of products, which adversely affected the Company's gross margins from January 1999 to November 2000. As a result of its infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to achieve and maintain profitability.

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

                                                                        Fiscal Year Ended March 31,
                                                                   -------------------------------------
                                                                   2001            2000             1999
                                                                   ----            ----             ----
     NET REVENUES.........................................           100.0%          100.0%          100.0%
                                                                ----------       ---------       ---------

     COSTS AND EXPENSES:
        Cost of revenues..................................            80.7            79.5            97.6
        Research and development..........................            11.6            13.7            26.9
        Selling, general and administrative...............            12.0            11.8            16.4
        Restructuring ....................................            (0.1)            0.6              --
                                                                ----------       ---------       ---------
          Total costs and expenses........................           104.2           105.6           140.9
                                                                ----------       ---------       ---------

     Operating LOSS ......................................            (4.2)           (5.6)          (40.9)

     INTEREST INCOME......................................             1.6             2.0             4.6
     INTEREST EXPENSE.....................................            (0.1)           (0.3)           (0.9)
     OTHER INCOME, NET ...................................            10.2             0.4              --
                                                                ----------     -----------      ----------


     INCOME (LOSS) BEFORE INCOME TAXES....................             7.5            (3.5)          (37.2)

     INCOME TAXES.........................................              --              --              --
                                                                ----------      ----------      ----------

     NET INCOME (LOSS)....................................             7.5%           (3.5)%         (37.2)%
                                                                ==========      ==========      ==========

     Gross margin on REVENUES.............................            19.3%           20.5%            2.4%
                                                                ==========      ==========      ==========

Years Ended March 31, 2001 and 2000

         Net Revenues. The Company's net revenues increased 10% to $179.8 million for fiscal 2001 from $163.6 million for fiscal 2000. The growth in net revenue was primarily due to higher demand in the multi-channel power amplifier ("MCPA") product line and Broadband product line, partially offset by a decline in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the single carrier power amplifier ("SCPA") product line, sold primarily to Nortel. MCPA revenues increased 81% to $58.7 million for fiscal 2001 from $32.2 million for fiscal 2000. Broadband revenues increased 221% to $11.1 million for fiscal 2001 from $3.5 million for fiscal 2000. Broadband revenues were recognized primarily in the first and second quarters of fiscal 2001. SCPA revenues decreased 19% to $102.8 million for fiscal 2001 from $126.4 million for fiscal 2000 on lower average selling prices and volumes.

         Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier costs for the Company's products, internal amplifier assembly and test costs, radio frequency ("RF") semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of revenues increased by 12% to $145.1 million for fiscal 2001 from $130.0 million for fiscal 2000. The increase on a dollar basis for fiscal year 2001 was due primarily to higher production volumes associated with the increased revenues, especially the increase in MCPA production volumes, lower yields on semiconductor production and higher inventory obsolescence expense.

         Gross margin on sales was 19% for fiscal 2001 as compared to 21% for fiscal 2000. The decrease in gross margin reflected lower average selling prices, lower yields on semiconductor production, higher inventory obsolescence expense, and higher semiconductor prices in the fourth quarter of fiscal 2001, partially offset by decreased manufacturing costs due to the increased use of contract manufacturing and product mix. The Company anticipates that gross margin as a percentage of net revenues will decrease as a result of the sale of the UltraRF division to Cree as the Company is required to purchase the LDMOS RF semiconductor parts at market price rather than recognizing the cost of revenues at the actual cost of production and continued lower average selling prices.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 8% to $20.8 million in fiscal 2001 from $22.5 million in fiscal 2000. As a percentage of net revenues, R&D expenses represented 12% of net revenues for fiscal 2001 as compared to 14% of net revenues for fiscal 2000. The decrease in R&D expenses on both a dollar and percentage of net revenues basis reflected higher revenue levels on a year-to-year basis, reduced expenses associated with completion of the initial products in the new MCPA product line in early fiscal 2000, the sale of UltraRF, and the use of a product development methodology that allows for the reuse of designs in several products. The Company anticipates spending at the current or higher levels on new product development initiatives which the Company believes are required to meet current and future market and customer requirements.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 12% to $21.6 million in fiscal 2001 from $19.3 million in fiscal 2000. As a percentage of net revenues, SG&A expenses represented 12% of net revenues for fiscal 2001 as compared to 12% of net revenues for fiscal 2000. The increase in SG&A expenses on a dollar basis for fiscal 2001 was principally due to increased commissions, marketing efforts to diversify the customer base, creation of the UltraRF sales force and network, increased sales and marketing activities in South Korea, and costs incurred to evaluate strategic alternatives for UltraRF.

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

Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. In fiscal 2001, the Company reversed $100,000 of unused restructuring charge due to changes in the restructuring plan. Approximately 60 employees engaged in manufacturing and production related functions were terminated as a result of the restructuring during fiscal 2001. The transfer of production to Thailand was completed during the third quarter of fiscal 2001.

         Interest Income. Interest income decreased to $2.9 million in fiscal 2001 from $3.3 million in fiscal 2000. The decrease in interest income for the year was a result of lower interest-bearing investment balances associated with the reduced average cash and cash equivalent balances.

         Interest Expense. Interest expense decreased to $0.2 million in fiscal 2001 from $0.5 million in fiscal 2000. The decrease in interest expense for the year was a result of substantially reduced average borrowing levels due to repayments made in association with the sale of property in December 1999 and the sale of UltraRF in December 2000.

         Other Income. Other income increased to $18.4 million in fiscal 2001 from $0.6 million in fiscal 2000. Other income for fiscal 2001 represents an $18.9 million gain recognized on sale of UltraRF recognized in the third and fourth quarter of fiscal 2001 and a $0.5 million realized loss on the sale of Cree common stock in the fourth quarter of fiscal 2001. Other income for fiscal 2000, represents a $0.6 million gain on the sale of a light industrial building in December 1999.

         Income Taxes. Due to the losses incurred by the Company in years prior to fiscal 2001 and the related net operating loss carryforwards available to the Company, the Company did not record income tax expense except for foreign taxes in fiscal 2001 and foreign taxes and the minimum state income tax expense in fiscal 2000. Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses in fiscal 2000 and 1999, the Company has provided a valuation allowance against deferred tax assets where the realization is uncertain. The valuation allowance reduces the net deferred tax asset to the amount that is estimated may be recovered through carryback from future periods. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

Years Ended March 31, 2000 and 1999

         Net Revenues. The Company's net revenues increased 65% to $163.6 million for fiscal 2000 from $99.3 million for fiscal 1999. The growth in net revenue was primarily due to higher demand in the SCPA product line from Nortel and achieving volume shipments of the new MCPA product line. SCPA revenues increased 41% to $126.4 million for fiscal 2000 from $89.4 million for fiscal 1999. MCPA revenues increased 710% to $32.2 million for fiscal 2000 from $4.0 million for fiscal 1999. UltraRF revenues from external customers increased to $880,000 in fiscal 2000 from none in fiscal 1999.

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

         Gross margin on sales was 21% for fiscal 2000 as compared to 2% for fiscal 1999. The increase in gross margin reflected lower per unit manufacturing costs driven by higher production volumes,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

product cost reduction initiatives, the increased use of contract manufacturing, and product mix. However, these cost improvements were partially offset by declining average sales prices in certain volume products.

         Research and Development. R&D expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses decreased by 16% to $22.5 million in fiscal 2000 from $26.7 million in fiscal 1999. This decrease reflects reduced expenses associated with completion of the initial products in the new MCPA product line in early fiscal 2000. As a percentage of net revenues, R&D expenses represented 14% of net revenues for fiscal 2000 as compared to 27% of net revenues for fiscal 1999. The decrease in R&D expenses as percentage of net revenues basis reflected substantially higher revenue levels on a year-to-year basis.

         Selling, General and Administrative. SG&A expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses increased by 19% to $19.3 million in fiscal 2000 from $16.3 million in fiscal 1999. As a percentage of net revenues, SG&A expenses represented 12% of net revenues for fiscal 2000 as compared to 16% of net revenues for fiscal 1999. The increase in SG&A expenses on a dollar basis for fiscal 2000 was in principal due to increased commissions and added maintenance and support for the new enterprise resource planning ("ERP") system. The decrease in SG&A expenses as a percentage of revenue was due primarily to the increased revenue levels.

         Restructuring Costs. During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. During the fourth quarter of fiscal 2000, the Company decided to transfer the remaining power amplifier production in Sunnyvale, California, to the contract manufacturer to utilize lower labor costs than available domestically and to reduce fixed overheads. In connection with the decision, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. The transfer of production to Thailand was completed during the third quarter of fiscal 2001.

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

         Income Taxes. Due to the losses incurred by the Company in fiscal 2000 and prior years and the related net operating loss carryforwards available to the Company, the Company did not record income tax expense except for the minimum state income tax expense for fiscal 2000 and fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Segment Information

         The Company operated and reported its financial information as one vertical integrated unit in the fiscal year ended March 31, 1999 and therefore did not identify or report separate segment information. The Company began reporting its operations by segment as of the fiscal period beginning April 1, 1999. Under the management approach, the Company divided its business into two divisions based upon product type: Amplifier Division and Semiconductor
Division, which operated under the tradename of UltraRF. UltraRF derived virtually all of its net revenues from sales to the Amplifier Division. The Company allocated operating expenses to these segments but did not allocate interest income and expense. Corporate expenses were allocated to the operating segments based on predetermined annual allocation methods. Appropriate intersegment eliminations were made in the consolidation of the Company's consolidated financial statements. Following the sale of UltraRF on December 29, 2000, the Company began operating as one vertical integrated unit. See Note 2 to the Condensed Consolidated Financial Statements "Sale of UltraRF". Segment information for fiscal 2001 and fiscal 2000 is as follows (in thousands):


Consolidated Statement of Operations Data - Fiscal 2001:

                                                                       Year Ended March 31, 2001
                                                   ------------------------------------------------------------
                                                   Amplifier           UltraRF           Other            Total
                                                   ---------           -------           -----            -----
Net revenues, external......................     $    178,671       $    1,081       $        --        $ 179,752
Net revenues, intersegment..................               --           23,487           (23,487)             --
Amortization and depreciation...............            5,290            2,185             2,950           10,425
Income (loss) before income taxes...........           (7,605)             313            20,784           13,492


Consolidated Statement of Operations Data - Fiscal 2000:

                                                                       Year Ended March 31, 2000
                                                   ------------------------------------------------------------
                                                   Amplifier           UltraRF           Other            Total
                                                   ---------           -------           -----            -----
Net revenues, external......................     $    162,687         $    880       $        --        $ 163,567
Net revenues, intersegment..................               --           27,050           (27,050)             --
Amortization and depreciation...............            5,797            2,546             4,912           13,255
Income (loss) before income taxes...........          (13,401)           4,113             3,495           (5,793)

*Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (April 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

hedging relationship. For fair-value hedges in which the Company is hedging changes in an asset's fair value, the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of all hedges will be recognized in current-period earnings.

         While FAS 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the Company has determined that the more stringent accounting and documentation requirements under FAS 133 will not cause any significant changes in its overall risk management strategy and in its overall hedging activities.

         On April 1, 2001, the Company adopted FAS 133 and accordingly recorded a net-of-tax cumulative-effective-type gain adjustment of less than $1 million.

Liquidity and Capital Resources

         The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at March 31, 2001 consisted of cash and cash equivalents, restricted cash and short-term debt investments of $81.7 million, investment in Cree common stock and options of $34.6 million and bank borrowing arrangements.

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit was scheduled to expire on June 30, 2001. In May 2001, the Company renewed the line of credit for one additional year with terms substantially similar to the old line. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. In February 2001, the Company was in default of certain covenants and the bank has granted a waiver of the default. The Company was in compliance with all debt covenants as of March 31, 2001. The amount available to borrow at March 31, 2001 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at March 31, 2001 was 8% and 6.9%, respectively. The Company had no borrowings under the line of credit at March 31, 2001.

         In January  1997,  the Company  borrowed $6.0 million under a term loan
collateralized  by  certain  capital   equipment.   The  Company  paid  off  the
outstanding principal balance of this term loan in December 2000.

         The Company's working capital increased by $25.5 million to $104.9 million as of March 31, 2001 from $79.4 million as of March 31, 2000. The increase was primarily attributable to the $93.4 million in proceeds received for the sale of UltraRF, less the unrealized loss on the market value of Cree common stock of $23.1 million and the short-term portion of the deferred gain on the sale of UltraRF of $31.6 million at March 31, 2001, a $3.8 million increase in accounts receivable, and the recognition of a deferred tax asset of $3.8 million, which were partially offset by a decrease in inventories of $12.3 million due to the transfer of manufacturing to a subcontract manufacturer in Thailand and the sale of UltraRF and an increase in accounts payable, accrued liabilities and income taxes payable of $8.1 million. The Company's short-term debt investments were principally invested in investment grade, interest-bearing securities. The Company's working capital increased by $7 million to $79.4 million as of March 31, 2000 from $72.4 million as of March 31, 1999. However, cash, cash equivalents and short-term investments decreased by $15.1 million during the same period. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cash provided by operations was $10.2 million for fiscal 2001 compared to cash used by operations of $14.9 million and $12.3 million for fiscal 2000 and fiscal 1999, respectively. Cash provided by operations in fiscal 2001 was principally the result of a $13.5 million net income, depreciation and amortization of $10.4 million, a $7.1 million decrease in net inventories due to the transfer of manufacturing to a subcontract manufacturer in Thailand and the write down of inventory, a $7.7 million increase in accounts payable due to the timing of purchases to support the higher revenue level, a $0.7 million increase in income taxes payable, which were partially offset by a recognized $18.9 million non-cash gain on the sale of UltraRF net assets, a $3.8 million increase in deferred tax assets, a $3.8 million increase in accounts receivable due to the higher revenue levels and the timing of shipments in the quarter, a $2.5 million decrease in accrued liabilities due to lower payroll and commission related accruals primarily due to the decrease in headcount and the utilization of the restructuring reserve which was partially offset by the increase in the warranty reserve and a $1.1 million increase in prepaid expenses and other current assets. Cash used by operations in fiscal 2000 was principally the result of a $13.7 million net increase in inventory, which is partially a result of the timing difference between Nortel's requested delivery dates and the Company's vendor purchase commitments to support the customer's delivery requirements, a $10.9 million increase in accounts receivable, which increased proportionately with revenue growth and also reflects the longer standard payment terms in Europe, partially offset by an $8.4 million increase in accounts payable, which increased proportionately with production levels. In addition, accrued liabilities decreased by $4.1 million due primarily to the reduction of warranty reserves based upon repairing defective products previously accrued for and the timing of the payment of certain expenses, primarily payroll related.

         The Company's investing activities provided cash of approximately $8.5 million as compared to using cash of $4.6 million during fiscal 2000 and providing cash of $20.9 million during fiscal 1999. Cash provided by investment activities during fiscal 2001 resulted primarily from $45.4 million proceeds from sale and maturities of short-term investments which were partially offset by $17.4 million in purchases of short-term investments, $9.6 million in additions to property and equipment and $9.8 million in payments for transaction costs associated with the sale of UltraRF. Proceeds from sale of short-term investments in fiscal 2001 included the liquidation of Cree common stock with a guaranteed realizable value of $30 million, which was part of the consideration received for the sale of UltraRF to Cree. Capital additions during fiscal 2001 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects. Cash used for investing activities during fiscal 2000 resulted primarily from $7.7 million of additions to property and equipment, partially offset by $3.5 million in proceeds from the sale of a light industrial building by the Company. Capital expenditures during fiscal 2000 included manufacturing test and production equipment required to support new products, test equipment to support various research and development projects, and the ERP system.

         The Company's financing activities provided cash of approximately $6.1 million in fiscal 2001 as compared to providing cash of $4.8 million during fiscal 2000, and using cash of $13.8 million in fiscal 1999. Cash provided by financing activities during fiscal 2001 was the result of $8.1 million proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $2.0 million in repayments of debt and capital lease obligations. Cash provided by financing activities during fiscal 2000 was the result of $9.2 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $4.4 million in repayments of debt and capital lease obligations.

          As part of the sale of UltraRF, the Company has committed to purchase $58.0 million of semiconductors over a two-year period starting from the fourth quarter of fiscal 2001. The Company met its quarterly purchase commitment for the quarter ended March 31, 2001. The Company anticipates spending approximately $5 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements, development projects and facilities improvements. Based on the Company's current working capital position and the available line of credit, the Company believes

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

Factors Affecting Future Operating Results

          Customer Concentration; Dependence on Nortel and Verizon. The wireless infrastructure equipment market is dominated by a small number of large OEMs and wireless service providers, including Ericsson, Lucent, Motorola, Nortel, Verizon and Siemens. The Company's revenues are derived primarily from sales to a limited number of these customers, in particular, Nortel and Verizon.
Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Nortel, Verizon or Samsung, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the first and second quarters of fiscal 2001 product orders from Nortel fell drastically and as a result the Company's revenues and earnings were adversely affected. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business, financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel, Verizon or Samsung or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon, Samsung and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to: the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's products; the timing and level of product and process development costs; changes in inventory levels; and the relative strength or weakness of international financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

past has caused significant fluctuations in the Company's product sales. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will experience in the future the same annual revenue growth that it did in fiscal 2000 and 2001. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products, especially in the market for its single carrier power amplifiers. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

         Product Quality, Performance and Reliability. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Power amplifiers as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures. The Company has from time to time in the past experienced product quality, performance and reliability problems. In addition, a multicarrier power amplifier has a higher probability of malfunction than a single carrier power amplifier because of its greater complexity. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future that may have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Purchase and Supply Agreement with Cree. In connection with the Company's completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement, dated as of December 29, 2000 by and between the Company and Zoltar (subsequently renamed "UltraRF, Inc."). Pursuant to the Purchase and Supply Agreement, the Company committed to purchase and accept delivery from UltraRF, Inc. certain components at a minimum aggregate purchase price. The Company's need for UltraRF, Inc. components during a calendar quarter may be insufficient to satisfy its minimum commitments for such calendar quarter. In such event, the Company would be obligated to purchase excess inventory that it may never utilize or to pay a shortfall surcharge, either of which could have a material adverse effect on the Company's business, financial condition, and cash flows.

         Arm's-Length Relationship. The Company relies on UltraRF for the supply of a substantial amount of components used in the manufacture of its products. When the Company operated UltraRF as a separate division, it may have obtained more favorable terms for semiconductor products than through negotiations with unaffiliated third parties. With the sale of UltraRF, the Company must now deal with UltraRF on an arm's-length basis. Accordingly, the prices and other terms for UltraRF semiconductor products may now be less favorable to the Company.

         Sole or Limited Sources of Products, Materials and Services. The Company currently procures from single sources power amplifier assemblies, certain specialized semiconductors, components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. During fiscal 2000, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is greater than the committed delivery schedule of some of its customers, such as Nortel. On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 to Cree. As a result, the Company no longer manufactures bipolar and LDMOS RF power semiconductors, which are critical components in the Company's power amplifier products. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which the Company is obligated to purchase from Cree an aggregate of $58 million of semiconductors. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

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

         Reliance upon Growth of Wireless Services. Sales of power amplifiers to wireless infrastructure equipment suppliers and network operators have in the past accounted, and are expected in the future to account, for substantially all of the Company's product sales. Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases more slowly than the Company or its customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

         Uncertain Protection of Intellectual Property. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. In addition, the Company assigned 20 of its United States patents and 4 of its foreign patents to Cree in connection with the sale of UltraRF. The Company has been granted by Cree a non-exclusive, royalty-free license to each of these patents, however, there can be no assurance that Cree will adequately protect this proprietary information and any such failure could adversely affect the Company's business, financial condition and results of operations. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls. The Company can give no assurance that it will be able to manage its growth effectively. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may, from time to time, pursue the acquisition of other companies, technology, assets or product lines that complement or expand its existing business. The Company may also, from time to time, pursue divestitures of existing operations, technology or assets. Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results. These risks include the diversion of management's attention from day-to-day business, the fluctuation of operating results due to the timing of charges for costs associated with acquisitions or divestitures, the difficulty of combining and assimilating the operations and personnel of the acquired companies, the difficulty of separating a divested operation from the remaining operations, charges to the Company's earnings as a result of the purchase of intangible assets, and the potential loss of key employees as a result of an acquisition or divestiture. Should any acquisition take place, we can give no assurance that this acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

         Risk of Business Interruption. The Company's operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. The Company does not have a detailed disaster recovery plan and its facilities in the State of California are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of the Company's facilities in California and increase the Company's operating costs. In addition, the Company does not carry sufficient business interruption insurance to compensate it for losses that may occur and any losses or damages incurred could have a material adverse effect on the Company's business.

         Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, the timing difference between Nortel's requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements  of  technological  innovations,  new  customer  contracts  or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, the market price of the shares of the common stock of Cree, concentration of stock ownership by a few entities resulting in a low float of the Company's common stock in the public market, general market conditions and other factors. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's Common Stock has fluctuated significantly in the past.

         Volatility of Cree's Common Stock Price. Pursuant to the Asset Purchase Agreement, the Company received as partial consideration for the sale of UltraRF, 1,815,402 shares of common stock of Cree. In January 2001, the Company sold 191,094 shares, which were held in escrow, for approximately $6,309,000 and realized a loss of approximately $481,000 from the sale of these securities. In May 2001, the Company sold 524,000 shares of Cree common stock for approximately $15.4 million and recognized a loss of approximately $3.2 million. Between January to May 2001, the Company entered into various option arrangements, known as a cashless collar, expiring from July 2001 to May 2002, to hedge the remaining 1,100,000 shares of Cree common stock on hand. As a result, the Company is able to realize an average of $25.32 per share ("the floor price") for the 1,100,000 hedged shares if the share price of Cree is lower than $25.32 when the options expire. If the Cree stock price exceeds an average of $41.14 ("the ceiling price) when the options expire, the Company may sell its hedged shares at $41.14 or settle the options for a cash amount equal to the difference between the Cree stock price and the option price. Until the options expire, the Company will be restricted from disposing of the hedged shares. The Company faces a number of risks due to the size of its ownership in Cree including the risk that its financial statements and results of operations reflect the Company's ownership stake in Cree, which impacts the Company's stock price. At March 31, 2001, the unrealized loss on the Company's investments in Cree common stock and option was approximately $23.1 million. The market price of the shares of Cree's common stock has been and is likely to continue to be highly volatile. Although the 1,100,000 shares of Cree common stock on hand have been hedged, the Company's investment in Cree common stock is subject to price fluctuation between the floor and ceiling prices of the option arrangements. Such volatility in the market price of Cree's common stock and the resulting impact on investors and analysts' perceptions of the change of the Company's valuation due to the size of its holdings in Cree common stock may adversely affect the market price of the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Escrow Shares. Of the total consideration paid under the Asset Purchase Agreement, approximately $6 million is currently held in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement over a 12-month period, ending in December 2001. If any claims for indemnification are made against the Company anytime during this 12 month period, whether meritorious or not, the Company may be delayed or precluded from realizing the proceeds placed in escrow.

         Shareholder Rights Plan; Issuance of Preferred Stock. The Board of Directors of the Company adopted a Shareholder Rights Plan in October 1996 (the "Original Agreement"). On August 9, 2000, pursuant to section 27 of the Original Agreement, the Company's Board of Directors agreed to restate the dividend that it had declared under the Original Agreement in a Second Amended and Restated Preferred Shares Rights Agreement dated August 14, 2000 (the "Prior Agreement"). On January 18, 2001, pursuant to section 27 of the Prior Agreement, the Company's Board of Directors agreed to amend the triggering event threshold applicable to Kopp Investment Advisors, Inc. and State of Wisconsin Investment Board to thirty percent (30%) and twenty percent (20%), respectively. Under the Prior Agreement, each right (a "Right," and collectively the "Rights") entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $126.00 (the "Purchase Price"), subject to adjustment. The Rights become exercisable upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company's Common Stock or the acquisition of a specified percentage of the Company's Common Stock by a third party. The exercise of the Rights could have the effect of delaying, deferring or preventing a change in control of the Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. For example, in connection with the Company's Shareholder Rights Plan, the Board of Directors designated 20,000 shares of Preferred Stock as Series A Participating Preferred Stock although none of such shares have been issued. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company develops products in the United States and markets its products in North America, South America, Europe and the Asia-Pacific region. Thus, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets.

         The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio except for the option arrangements to hedge one million shares of the Cree common stock on hand. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year up to five years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at March 31, 2001 and 2000 (dollars in thousands).

                                               March 31,          March 31,
                                                  2001              2000
                                                  ----              ----

           Average fixed interest rate               5.5%              6.0%
                                                 =======           =======

           Amortized cost                        $38,655           $36,644
                                                 =======           =======
           Fair value                            $38,919           $36,027
                                                 =======           =======

           Contractual maturity dates:
                Less than 1 year                  $8,931          $  3,500
                1 to 5 years                      29,988            32,527
                                                --------          --------
                                                 $38,919           $36,027
                                                 =======           =======


         Pursuant to the Asset Purchase Agreement, the Company received as partial consideration for the sale of UltraRF, 1,815,402 shares of common stock of Cree. In January 2001, the Company sold 191,094 shares, which were held in escrow, for approximately $6,309,000 and realized a loss of approximately $481,000 from the sale of these securities. In May 2001, the Company sold 524,000 shares of Cree common stock for approximately $15.4 million and realized a loss of approximately $3.2 million, which will be recognized in the quarter ending July 1, 2001. Between January to May 2001, the Company entered into various option arrangements, known as a cashless collar, expiring from July 2001 to May 2002, to hedge the remaining 1,100,000 shares of Cree common stock on hand. As a result, the Company is able to realize an average of $25.32 per share for the 1,100,000 hedged shares if the share price of Cree is lower than $25.32 when the options expire. If the Cree stock price exceeds an average of $41.14 when the options expire, the Company may sell its hedged shares at $41.14 or settle the options for a cash amount equal to the difference between the Cree stock price and the option price. Until the options expire, the Company will be restricted from disposing of the hedged shares. A 20% adverse change in the fair value of Cree common stock as of March 31, 2001, assuming the hedging had not been in place, would result in an approximate $4.9 million decrease in the fair value of the Company's available for sale securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS-- UNAUDITED
(in thousands, except per share data)

                                                           Three Months Ended
                                               -----------------------------------------
                                               July 2,     Oct. 1,    Dec. 31,  Mar. 31,
                                                2000        2000       2000       2001
                                                ----        ----       ----       ----
Net revenues ..............................   $ 42,190    $ 41,916    $ 51,398   $ 44,248
Cost of revenues ..........................   $ 35,268    $ 34,714    $ 39,490   $ 35,583
Gross profit ..............................   $  6,922    $  7,202    $ 11,908   $  8,665
Net income (loss) (1) .....................   $ (3,800)   $ (3,865)   $ 13,410   $  7,735
Net income (loss) per share:
    Basic .................................   $  (0.35)   $  (0.35)   $   1.20   $   0.68
    Diluted ...............................   $  (0.35)   $  (0.35)   $   1.19   $   0.67

Shares used in computing per share amounts:
    Basic .................................     10,916      10,974      11,154     11,416
    Diluted ...............................     10,916      10,974      11,270     11,627


                                                           Three Months Ended
                                               -----------------------------------------
                                               June 27,   Sept. 26,   Dec. 26,  Mar. 31,
                                                 1999        1999       1999      2000
                                                 ----        ----       ----      ----

Net revenues ..............................    $ 31,484    $ 42,967   $ 49,144   $ 39,972
Cost of revenues ..........................    $ 25,892    $ 32,676   $ 37,195   $ 34,235
Gross profit ..............................    $  5,592    $ 10,291   $ 11,949   $  5,737
Net income (loss) .........................    $ (2,622)   $    788   $  2,344   $ (6,333)
Net income (loss)  per share:
    Basic .................................    $  (0.26)   $   0.08   $   0.22   $  (0.59)
    Diluted ...............................    $  (0.26)   $   0.07   $   0.20   $  (0.59)

Shares used in computing per share amounts:
    Basic .................................      10,176      10,249     10,519     10,734
    Diluted ...............................      10,176      10,632     11,774     10,734

Note (1): Consolidated financial results for the quarters ended December 31, 2000 and March 31, 2001 reflect a gain of $11.7 million and $7.2 million, respectively, related to the sale of UltraRF to Cree on December 29, 2000. See
Note 2 of Notes to Consolidated Financial Statements herein regarding the sale of UltraRf.

         The Company's consolidated financial statements and the independent accountants' reports appear on pages F-1 through F-26 of this Report.


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

         During the Company's year ended March 31, 1999 and the subsequent interim period preceding the change in accountants, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements for the year ended March 31, 1999. In addition, KPMG's report on the financial statements of the Company for the year ended March 31, 1999 contained an unqualified opinion.

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

         On January 5, 2000, Spectrian also selected PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to replace KPMG in this audit role. During the year ended March 31, 1999 and through the subsequent period ended January 11, 2000, the Company did not consult with PricewaterhouseCoopers on items which (i) were or should have been subject to SAS 50 or (ii) concerned the subject matter of a disagreement or reportable event with KPMG as described in Item 304(a)(2) of Regulation S-K. PricewaterhouseCoopers also advises the Company on federal, state and local tax matters.

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

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the Company's 2001 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business -- Executive Officers of the Registrant" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1. Financial   Statements.   The   following   consolidated   financial
            statements are  incorporated  by reference in Item 8 of this Report:

                                                                                                           Page
                                                                                                           ----
           Report of Independent Accountants - PricewaterhouseCoopers LLP...........................        F-2
           Report of Independent Accountants - KPMG LLP.............................................        F-3
           Consolidated Balance Sheets as of March 31, 2001 and 2000................................        F-4
           Consolidated Statements of Operations for the Years ended
              March 31, 2001, 2000 and 1999.........................................................        F-5
           Consolidated Statements of Stockholders' Equity and Comprehensive Loss
              for the Years ended March 31, 2001, 2000 and 1999.....................................        F-6
           Consolidated Statements of Cash Flows for the Years ended
              March 31, 2001, 2000, and 1999........................................................        F-7
           Notes to Consolidated Financial Statements...............................................        F-8

         2. Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.


         3. Exhibits.

              Exhibit
              Number                                             Description

            2.1(27) Asset Purchase Agreement dated as of November 20, 2000 among Cree, Inc., a North Carolina corporation, Zoltar Acquisition, Inc., a North Carolina corporation and Spectrian Corporation, a Delaware corporation.

            3.5(15)      Certificate of Incorporation of Registration.

            3.6(23) Amended and Restated Bylaws of Spectrian Corporation (a Delaware Corporation) dated June 9, 2000

            4.1.1(11)    Letter  Agreement  to  amend  Preferred  Shares  Rights
                         Agreement dated as of January 15, 1997 between the Registrant and Kopp Investment Advisors, Inc.

            4.1.2(22)    Letter  Agreement  to  amend  Preferred  Shares  Rights
                         Agreement  dated as of February  16, 2000  between Kopp
                         Investment Advisors, Inc. and Registrant.

            10.2(29)     1992 Stock Plan, as amended.

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

            10.22(10)    Lease  Agreement  dated  November  19, 1996 between the
                         Registrant and SPEC (CA) QRS 12-20, Inc.

            10.23(10)    Bill of Sale dated  November 19, 1996 by the Registrant
                         to SPEC (CA) QRS 12-20, Inc.

            10.26(13)    Stock Option  Agreement dated November 26, 1997 between
                         Registrant and Garrett A. Garrettson.

            10.27(13)    Stock Option  Agreement dated November 26, 1997 between
                         Registrant and Garrett A. Garrettson.

            10.39(22)    Amended  and  Restated  Loan  and  Security   Agreement
                         between Silicon Valley Bank and Registrant.

            10.39.1(22)  Loan Modification Agreement between Silicon Valley Bank and Registrant dated November 24, 1999.

            10.39.2(22)  Loan Modification Agreement between Silicon Valley Bank and Registrant dated January 31, 2000.

            10.39.3(22)  Loan Modification Agreement between Silicon Valley Bank and Registrant dated May 2, 2000.

            10.40(22)    Form of Change of Control  Severance  Agreement between
                         the  Registrant  and  Michael  D.  Angel,   Garrett  A.
                         Garrettson,  Tim  Jones,  Christopher  A.  Menicou  and
                         Thomas H. Waechter.

            10.41(22)    Master  Lessor's  Consent  to  Sublease  between  North
                         American Resort Properties, Inc and Registrant.

            10.41.1(22)  Agreement  and  Assumption  of Sublease  between  North
                         American Resort Properties, Inc. and The Gap, Inc.

            10.42(22)    Closing   documents   regarding  165  Gibraltar  Court,
                         Sunnyvale, California.

            10.43(22)    Summary of Lease Contract  between Ensung  Building and
                         Registrant.

            10.44(22)    Contract  to  Lease   between   Ellington   Development
                         Incorporated and Registrant.

            10.45(22)    Manufacturing  Agreement between  GSS/Array  Technology
                         and Registrant.

            10.46(23)    Sublease    Agreement   between   American    Microwave
                         Technology and Registrant dated May 31, 2000.

            10.47(25)    Loan  Modification  Agreement  between  the Company and
                         Silicon Valley Bank dated August 15, 2000.

            10.48(+26)   Purchase and Supply  Agreement dated as of December 29,
                         2000 by and between Spectrian Corporation, a Delaware corporation and Zoltar Acquisition, Inc., a North
                         Carolina corporation.

            10.49(26)    Sublease  Agreement  dated  as  of  December  29,  2000
                         between Zoltar Acquisition, Inc., a North Carolina corporation, and Spectrian Corporation, a Delaware corporation.

            10.50(26)    Payment and  Performance  Guaranty  of  Sublease  dated
                         December 29,  2000,  by Cree,  Inc.,  a North  Carolina
                         corporation  in  favor  of  Spectrian  Corporation,   a
                         California corporation.

            10.51(26)    Standard Industrial/Commercial Net Lease dated December
                         12,  2000 by and  between  CSS  Properties  II, LLC and
                         Spectrian Corporation.

            10.52 Loan Modification Agreement between the Company and Silicon Valley Bank dated May 23, 2001.

            23.1.1       Consent of PricewaterhouseCoopers LLP.

            23.1.2       Consent of KPMG LLP.

            24.1         Power of Attorney (included on page 44).

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

15 Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated October 10, 1997.

17 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1998 as filed with the Securities and Exchange Commission on May 21, 1998.

18 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

20 Incorporated by reference to exhibits filed with Registrant's Registration Statement on form S-8 (File No. 333-84827) as filed with the Securities and Exchange Commission on August 9, 1999.

21 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1999 as filed with the Securities and Exchange Commission on June 14, 1999.

22 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000.

23 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

25 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

26 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

27 Incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed by the Registrant on January 16, 2001.

28 Incorporated by reference to exhibits filed with Registrant's Registration Statement on form S-8 as filed with the Securities and Exchange Commission on August 17, 2000.

29 Incorporated by reference to exhibits filed with Registrant's Registration Statement on form S-8 as filed with the Securities and Exchange Commission on March 30, 2001.

30 Incorporated by reference to exhibits filed with the Registrants' Amended Registration Statement on Form 8-A12G/A as filed with the Securities and Exchange Commission on January 30, 2001.


(b) Reports on Form 8-K. On January 16, 2001, the Registrant filed a Current Report on Form 8-K regarding the completion of the sale of the Company's UltraRF division to Cree on December 29, 2000.

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

Date: June 4, 2001
                                POWER OF ATTORNEY

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signature                                         Title                                 Date
                 ---------                                         -----                                 ----
          /s/ Thomas H. Waechter              President, Chief Executive Officer and Director        June 4, 2001
--------------------------------------------  (Principal Executive Officer)
             Thomas H. Waechter

           /s/ Michael D. Angel               Executive Vice President, Finance and                  June 4, 2001
------------------------------------------    Administration, Chief Financial Officer and
              Michael D. Angel                Secretary (Principal Financial and Accounting
                                              Officer)


         /s/ Garrett A. Garrettson            Director and Chairman                                  June 4, 2001
------------------------------------------
           Garrett A. Garrettson

             /s/ Martin Cooper                Director                                               June 4, 2001
------------------------------------------
               Martin Cooper

          /s/ Charles D. Kissner              Director                                               June 4, 2001
------------------------------------------
             Charles D. Kissner

          /s/ Henry C. Montgomery             Director                                               June 4, 2001
------------------------------------------
            Henry C. Montgomery

           /s/ Robert W. Shaner               Director                                               June 4, 2001
------------------------------------------
              Robert W. Shaner

           /s/ Robert C. Wilson               Director                                               June 4, 2001
------------------------------------------
              Robert C. Wilson

                              SPECTRIAN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants - PricewaterhouseCoopers LLP.....................................        F-2
Report of Independent Accountants - KPMG LLP.......................................................        F-3
Consolidated Balance Sheets........................................................................        F-4
Consolidated Statements of Operations..............................................................        F-5
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss..................        F-6
Consolidated Statements of Cash Flows..............................................................        F-7
Notes to Consolidated Financial Statements.........................................................        F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Spectrian Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss and of cash flows, present fairly, in all material respects, the financial position of Spectrian Corporation and its subsidiaries at March 31, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California

April 17, 2001 except for Note 14, which is as of May 23, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Spectrian Corporation:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Spectrian Corporation and subsidiaries for the year ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spectrian Corporation and subsidiaries for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.







/s/ KPMG LLP
Mountain View, California
April 29, 1999

                              SPECTRIAN CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                             March  31,
                                                                                        ----------------------
                                                                                          2001         2000
                                                                                        ---------    ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................................................   $  36,397    $  11,553
   Restricted cash ..................................................................       6,354         --
   Short-term investments ...........................................................      73,512       36,027
   Accounts  receivable,  less  allowance  for  doubtful  accounts
     of $460 and $420, respectively .................................................      27,587       23,817
   Inventories ......................................................................      22,221       34,542
   Deferred tax asset ...............................................................       3,818         --
   Prepaid expenses and other current assets ........................................       4,918        4,400
                                                                                        ---------    ---------

     Total current assets ...........................................................     174,807      110,339

Property and equipment, net .........................................................      11,632       19,668
Other assets ........................................................................       1,584        1,268
                                                                                        ---------    ---------

     Total assets ...................................................................   $ 188,023    $ 131,275
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .................................................................   $  23,613    $  16,416
   Accrued liabilities ..............................................................      13,958       13,773
   Income taxes payable .............................................................         750           20
   Deferred gain, current portion ...................................................      31,550         --
   Current portion of debt and capital lease obligations ............................        --            730
                                                                                        ---------    ---------

     Total current liabilities ......................................................      69,871       30,939

Deferred gain, net of current portion ...............................................      19,650         --
Debt and capital lease obligations, net of current portion ..........................        --          1,351
                                                                                        ---------    ---------

     Total liabilities ..............................................................      89,521       32,290
                                                                                        ---------    ---------


Commitments (Notes 6)


STOCKHOLDERS' EQUITY:


   Preferred stock,  $0.001 par value,  5,000,000 shares authorized;  none issued and
     outstanding ....................................................................        --           --
   Common stock, $0.001 par value, 20,000,000 shares authorized; 12,501,026 and 11,859,507 shares issued, respectively; 11,501,026 and 10,859,507 shares
     outstanding, respectively ......................................................          13           12
   Additional paid-in capital .......................................................     167,524      160,117
   Treasury stock, 1,000,000 shares of common stock held ............................     (14,789)     (14,789)
   Deferred compensation expense ....................................................         (69)        (937)
   Accumulated other comprehensive loss .............................................     (22,856)        (617)
   Accumulated deficit ..............................................................     (31,321)     (44,801)
                                                                                        ---------    ---------

     Total stockholders' equity .....................................................      98,502       98,985
                                                                                        ---------    ---------

     Total liabilities and stockholders' equity .....................................   $ 188,023    $ 131,275
                                                                                        =========    =========

See accompanying notes to consolidated financial statements.

                              SPECTRIAN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                      Year Ended March 31,
                                              ---------------------------------
                                                 2001        2000       1999
                                              ---------   ---------   ---------

NET REVENUES ..............................   $ 179,752   $ 163,567   $  99,331
                                              ---------   ---------   ---------

COSTS AND EXPENSES:
   Cost of revenues .......................     145,055     129,998      96,880
   Research and development ...............      20,762      22,488      26,735
   Selling, general and administrative ....      21,602      19,337      16,315
   Restructuring ..........................        (100)      1,032        --
                                              ---------   ---------   ---------
     Total costs and expenses .............     187,319     172,855     139,930
                                              ---------   ---------   ---------

OPERATING LOSS ............................      (7,567)     (9,288)    (40,599)
INTEREST INCOME ...........................       2,850       3,344       4,540
INTEREST EXPENSE ..........................        (162)       (473)       (853)
OTHER INCOME, NET .........................      18,371         624        --
                                              ---------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES .........      13,492      (5,793)    (36,912)

INCOME TAXES ..............................          12          30          59
                                              ---------   ---------   ---------

NET INCOME (LOSS) .........................   $  13,480   $  (5,823)  $ (36,971)
                                              =========   =========   =========


NET INCOME (LOSS) PER SHARE:
   Basic ..................................   $    1.21   $   (0.56)  $   (3.50)
                                              =========   =========   =========
   Diluted ................................   $    1.19   $   (0.56)  $   (3.50)
                                              =========   =========   =========

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
   Basic ..................................      11,113      10,426      10,568
                                              =========   =========   =========
   Diluted ................................      11,343      10,426      10,568
                                              =========   =========   =========

See accompanying notes to consolidated financial statements.

                              SPECTRIAN CORPORATION

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                        (In thousands, except share data)



                                          Common Stock          Paid-In     Treasury
                                      Shares        Amount      Capital       Stock
                                    ----------   ----------   ----------    ----------
Balances as of April 1, 1998 ....   10,904,077   $       10   $  146,827    $     --

Exercise of stock options .......      136,981         --          1,223          --
Employee stock purchase plan ....       61,275         --            541          --
Purchase of treasury stock ......         --           --           --         (14,789)
Deferred stock-based compensation         --           --            997          --
Stock-based compensation expense          --           --           --            --
Net loss ........................         --           --           --            --
Unrealized gains on investments .         --           --           --            --
Comprehensive loss ..............         --           --           --            --
                                    ----------   ----------   ----------    ----------
Balances as of March 31, 1999  ..   11,102,333           10      149,588       (14,789)

Exercise of stock options .......      565,941            1        7,420          --
Employee stock purchase plan ....      191,233            1        1,762          --
Deferred stock-based compensation         --           --          1,347          --
Stock-based compensation expense          --           --           --            --
Net loss ........................         --           --           --            --
Unrealized losses on investments          --           --           --            --
Comprehensive loss ..............         --           --           --            --
                                    ----------   ----------   ----------    ----------
Balances as of March 31, 2000  ..   11,859,507           12      160,117       (14,789)

Exercise of stock options .......      510,806            1        6,458          --
Employee stock purchase plan ....      130,713         --          1,607          --
Deferred stock-based compensation         --           --           (658)         --
Stock-based compensation expense          --           --           --            --
Net income ......................         --           --           --            --
Unrealized losses on investments          --           --           --            --
Comprehensive loss ..............         --           --           --            --
                                    ----------   ----------   ----------    ----------
Balances as of March 31, 2001  ..   12,501,026   $       13   $  167,524    $  (14,789)
                                    ==========   ==========   ==========    ==========

                                                                   Accumulated
                                       Deferred                      Other         Total
                                     Compensation   Accumulated   Comprehensive  Stockholders'
                                        Expense     Income (Loss)  Income (Loss)   Equity
                                       ----------    ----------    ----------    ----------
Balances as of April 1, 1998 ....      $     (609)   $   (2,007)   $      121    $  144,342

Exercise of stock options .......            --            --            --           1,223
Employee stock purchase plan ....            --            --            --             541
Purchase of treasury stock ......            --            --            --         (14,789)
Deferred stock-based compensation            (997)         --            --            --
Stock-based compensation expense            1,606          --            --           1,606
Net loss ........................            --         (36,971)         --
Unrealized gains on investments .            --            --              16
Comprehensive loss ..............            --            --            --         (36,955)
                                       ----------    ----------    ----------    ----------
Balances as of March 31, 1999  ..            --         (38,978)          137        95,968

Exercise of stock options .......            --            --            --           7,421
Employee stock purchase plan ....            --            --            --           1,763
Deferred stock-based compensation          (1,347)         --            --            --
Stock-based compensation expense              410          --            --             410
Net loss ........................            --          (5,823)         --
Unrealized losses on investments             --            --            (754)
Comprehensive loss ..............            --            --            --          (6,577)
                                       ----------    ----------    ----------    ----------
Balances as of March 31, 2000  ..            (937)      (44,801)         (617)       98,985

Exercise of stock options .......            --            --            --           6,459
Employee stock purchase plan ....            --            --            --           1,607
Deferred stock-based compensation             658          --            --            --
Stock-based compensation expense              210          --            --             210
Net income ......................            --          13,480          --
Unrealized losses on investments             --            --         (22,239)
Comprehensive loss ..............            --            --            --          (8,759)
                                       ----------    ----------    ----------    ----------
Balances as of March 31, 2001  ..      $      (69)   $  (31,321)   $  (22,856)   $   98,502
                                       ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                              SPECTRIAN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Year Ended March 31,
                                                                        --------------------------------
                                                                          2001        2000       1999
                                                                        --------    --------    --------
Cash flows from operating activities:
   Net income (loss) ................................................   $ 13,480    $ (5,823)   $(36,971)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
     Gain on sale of UltraRF ........................................    (18,853)       --          --
     (Gain) loss on sale of property and equipment, net .............         61        (624)       --
     Depreciation and amortization ..................................     10,425      13,255      13,715
     Equipment retirements, net .....................................       --           375       1,409
     Provision for doubtful accounts receivable .....................         40          32          12
     Provision for excess and obsolete inventories and write-down to
         market .....................................................      4,297       1,468       1,360
     Stock compensation expense .....................................        210         410       1,606
     Loss on sale of short-term investments .........................        488        --          --
     Changes in deferred tax assets .................................     (3,818)       --          --
     Increase in income tax payable .................................        730        --          --
     Changes in operating assets and liabilities
       (in fiscal 2001, net of the effect of sale of UltraRF):
       Accounts receivable ..........................................     (3,810)    (10,866)      8,128
       Inventories ..................................................      2,848     (15,184)     (6,824)
       Prepaid expenses and other assets ............................     (1,065)     (2,204)      2,738
       Accounts payable .............................................      7,673       8,358      (2,398)
       Accrued liabilities ..........................................     (2,513)     (4,091)      4,903
                                                                        --------    --------    --------
         Net cash provided by (used for) operating activities .......     10,193     (14,894)    (12,322)
                                                                        --------    --------    --------
Cash flows from investing activities:
   Purchases of short-term investments ..............................    (17,434)    (15,975)    (45,868)
   Proceeds from sale and maturities of short-term investments ......     45,371      15,611      77,595
   Costs associated with sale of UltraRF ............................     (9,844)       --          --
   Purchase of property and equipment ...............................     (9,642)     (7,731)    (11,284)
   Proceeds from sale of property and equipment .....................         98       3,525         468
                                                                        --------    --------    --------
         Net cash provided by (used for) investing activities .......      8,549      (4,570)     20,911
                                                                        --------    --------    --------
Cash flows from financing activities:
   Repayments of debt and capital lease obligations .................     (1,964)     (4,421)       (770)
   Purchase of treasury stock .......................................       --          --       (14,789)
   Proceeds from sales of common stock, net .........................      8,066       9,184       1,764
                                                                        --------    --------    --------
         Net cash provided by (used for) financing activities .......      6,102       4,763     (13,795)
                                                                        --------    --------    --------
         Net decrease in cash and cash equivalents ..................     24,844     (14,701)     (5,206)
         Cash and cash equivalents, beginning of year ...............     11,553      26,254      31,460
                                                                        --------    --------    --------
         Cash and cash equivalents, end of year .....................   $ 36,397    $ 11,553    $ 26,254
                                                                        ========    ========    ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ...........................   $    162    $    473    $    853
                                                                        ========    ========    ========
   Taxes paid during the year .......................................   $  3,100    $     67    $     59
                                                                        ========    ========    ========
   Noncash investing and financing activities:
     Exchange of short-term investments for restricted cash .........   $  6,309    $   --      $   --
                                                                        ========    ========    ========
     Deferred stock option compensation .............................   $   (658)   $  1,347    $    997
                                                                        ========    ========    ========
     Cree stock received for sale of UltraRF ........................   $ 94,503    $   --      $   --
                                                                        ========    ========    ========

See accompanying notes to consolidated financial statements.

                              SPECTRIAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         Spectrian Corporation and subsidiaries ("the Company") was originally incorporated in California in 1984 under the name Microwave Modules & Devices, Inc. ("MM&D") and engaged in the manufacture of power amplifiers for military applications. On April 2, 1992, MM&D changed its name to Spectrian Corporation. On October 3, 1997, the Company reincorporated in Delaware. The Company is engaged in the design, manufacture and marketing of high-power radio frequency ("RF") amplifiers for the global wireless communications industry. Prior to the sale of its semiconductor division, that operated under the trade name UltraRF, to Cree Inc. ("Cree") on December 29, 2000, the Company also produced semiconductor devices for use in the design and manufacture of second and third generation wireless infrastructure equipment. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

         Revenues from product sales and repair and service transactions are generally recognized when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred. Reserves are provided for estimated returns.

Concentration of Credit Risk and Fair Value of Financial Instruments


         The carrying value of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, equity options, accounts receivable and long-term debt approximates fair market value, since marketable equity securities have been valued at market, the discounted present value of investments and long-term debt is approximately equal to carrying value, and receivables are subject to collection in less than three months. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, equity options and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents, restricted cash and short-term investments with high quality financial institutions.


         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. When required, the Company maintains allowances for credit losses and such losses have been within management's expectations.


         By using derivative financial instruments to hedge exposures to changes in share prices for its marketable equity securities, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties. The Company also maintains a policy of

                              SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement.


Cash Equivalents and Short-Term Investments

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of commercial paper and U.S. government securities as of March 31, 2001.

         The Company has classified its investments in certain debt securities, equity options and common stock investments in Cree as "available-for-sale," and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At March 31, 2001, the unrealized losses on the Company's investments aggregated to $22,856,000.

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

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on an evaluation of the undiscounted cash flow generated by such assets. Although the Company currently has no significant impaired assets, if such assets were to be considered impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the asset exceeds its fair value.

Comprehensive Income (Loss)

         Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income (loss) includes unrealized gains or losses on investments and is displayed in the Consolidated Statement of Stockholders Equity and Comprehensive Loss.

Warranty

         The Company's products are generally subject to warranty and the Company provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product.

Reclassifications

         Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net income (loss) or stockholders' equity.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (April 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

hedging relationship. For fair-value hedges in which the Company is hedging against changes in an asset's fair value, the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of all hedges will be recognized in current-period earnings.

         While FAS 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the Company has determined that the more stringent accounting and documentation requirements under FAS 133 will not cause any significant changes in its overall risk management strategy and in its overall hedging activities.

         On April 1, 2001, the Company adopted FAS 133 and accordingly recorded a net-of-tax cumulative-effective-type gain adjustment of less than $1 million.

2.  SALE OF ULTRARF

         On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock valued at $64,503,000, based upon the per share price at the date of closing, plus common stock of Cree with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. Of the total consideration received, 191,094 shares of Cree common stock were placed in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase
Agreement over a 12-month period. In January 2001, the Company sold all the shares held in escrow for approximately $6,309,000 and recognized a loss of approximately $481,000 from the sale of these securities. Accordingly, the cash proceeds received from the sale of escrow shares plus interest earned totaling $6,354,000 was classified as restricted cash in the financial statements.

         As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to pay Cree the amount of the shortfall. Accordingly, the Company deferred $58 million of the gain on sale of UltraRF and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. In addition, Spectrian and Cree entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components, under which Spectrian will pay to Cree a development fee of $2.4 million in four quarterly installments of $600,000 beginning in April 2001. The Company also subleased one of the facilities in Sunnyvale, California, to Cree for a term of 11 years (with three options to extend the lease an additional five years) with similar terms as the lease agreement between the Company and its landlord.

         The Company realized an aggregate gain of $69.7 million from the sale of UltraRF assets, of which $58.0 million was deferred as noted above, with the balance of $11.7 million being recognized as other income during third quarter of fiscal 2001. During the fourth quarter fiscal 2001, Spectrian recognized a gain of $7.2 million as other income.

         Summarized below are the unaudited pro forma results of the Company as though UltraRF had been sold at April 1, 1999 (in thousands, except per share data):

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                      Year Ended March 31
                                                     2001                2000

  Total revenue                                  $  178,671          $ 162,687
                                                 ==========          =========
  Net loss                                       $   (8,436)         $ (13,914)
                                                 ==========          =========
  Net loss per share basic and diluted           $    (0.76)         $   (1.33)
                                                 ==========          =========

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


3.  EQUITY OPTION CONTRACTS

         The Company has an investment in the common stock of Cree (see Note 2 above). The Company's investment exposes it to a risk related to the effects of changes in price of Cree common stock. This financial exposure is monitored and managed by the Company. The Company's risk-management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on the Company. The Company uses cashless collars, which are a combination of option contracts, to hedge this risk.

         In January 2001, the Company entered into various option arrangements known as a cashless collar, expiring from July 2001 to October 2001, to hedge one million shares of the Cree common stock on hand. As a result, the Company should be able to realize an average of $25.25 per share for the one million hedged shares if the share price of Cree common stock is lower than approximately $25.25 per share when the options expire. If the Cree common stock price exceeds an average of $41.68 per share when the options expire, the Company may sell its hedged shares at approximately $41.68 or settle the options for a cash amount equal to the difference between the Cree common stock price and the option price. Until the options expire, the Company will be restricted from disposing of the one million shares.

                              SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

4.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Available-for-sale securities at March 31, 2001 and 2000 were as follows (in thousands):

                                                                    Amortized     Unrealized Gain         Fair
                  As of March 31, 2001                                 Cost            (Loss)             Value
                  --------------------                                 ----            ------             -----
Government bonds and notes...................................       $  23,355        $     120         $  23,475
Corporate bonds and notes....................................          41,164              144         $  41,308
Common stock investments.....................................          57,713          (33,397)           24,316
Equity options...............................................              --           10,277            10,277
                                                                    ---------        ---------         ---------
                                                                      122,232          (22,856)           99,376
Less amounts classified as cash equivalents..................          25,864               --            25,864
                                                                    ---------        ---------         ---------
Short-term investments.......................................       $  96,368        $ (22,856)        $  73,512
                                                                    =========        =========         =========

Contractual maturity dates of bonds and notes:
     Less than 1 year........................................                                          $   8,931
     1 to 5 years............................................                                             29,988
                                                                                                       ---------
                                                                                                       $  38,919
                                                                                                       =========

                                                                    Amortized     Unrealized Gain         Fair
                  As of March 31, 2000                                 Cost            (Loss)             Value
                  --------------------                                 ----            ------             -----

Government bonds and notes...................................       $  14,599        $    (166)        $  14,433
Corporate bonds and notes....................................          29,545             (451)           29,094
                                                                    ---------        ---------         ---------
                                                                       44,144             (617)           43,527
Less amounts classified as cash equivalents..................           7,500               --             7,500
                                                                    ---------        ---------         ---------
Short-term investments.......................................       $  36,644        $    (617)        $  36,027
                                                                    =========        =========         =========

Contractual maturity dates of bonds and notes:
     Less than 1 year........................................                                          $   3,500
     1 to 5 years............................................                                             32,527
                                                                                                       ---------
                                                                                                       $  36,027
                                                                                                       =========


5.  BALANCE SHEET COMPONENTS

         Balance sheet components at March 31, 2001 and 2000 are as follows (in thousands):

                                                               March 31,
                                                        2001              2000
                                                        ----              ----
Inventories:
   Raw materials.....................................  $ 11,185         $ 16,763
   Work in progress..................................     5,699           10,353
   Finished goods....................................     5,337            7,426
                                                       ----------       --------
                                                       $ 22,221         $ 34,542
                                                       ==========       ========
                                      F-13

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                               March 31,
                                                        2001              2000
                                                        ----              ----
Property and equipment:
   Machinery and equipment...........................  $ 47,341         $ 58,322
   Software..........................................     3,819            4,248
   Leasehold improvements............................     2,673            3,781
                                                       --------         --------
                                                         53,833           66,351
   Less accumulated depreciation and amortization....    42,201           46,683
                                                       --------         --------
                                                       $ 11,632         $ 19,668
                                                       ========         ========


         Depreciation  expense was $10,374,000,  $13,154,000 and $13,614,000 for fiscal 2001, 2000 and 1999, respectively. Amortization expense was $51,000, $101,000 and $101,000 for fiscal 2001, 2000 and 1999, respectively.

Accrued liabilities:
   Employee compensation and benefits.................  $  2,839        $ 4,310
   Warranty...........................................     9,800          7,123
   Restructuring......................................        --            996
   Other accrued liabilities..........................     1,319          1,344
                                                        --------        -------
                                                        $ 13,958        $13,773
                                                        ========        ======

6.  COMMITMENTS

Lines of Credit

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2001. It is anticipated that the Company will renew the line of credit. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, net worth, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. In February 2001, the Company was in default of certain covenants and the bank has granted a waiver of the default. The Company was in compliance with all debt covenants as of March 31, 2001. The amount available to borrow at March 31, 2001 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at March 31, 2001 was 8% and 6.9%, respectively. The Company had no borrowings under the line of credit at March 31, 2001.

Purchase Commitments

         As described in Note 2, the Company has signed a two-year supply agreement with Cree on December 29, 2000 to purchase $58.0 million of semiconductors. The Company fulfilled its purchase obligation for the fourth quarter of fiscal 2001 and recognized $6.8 million of the deferred gain. As of March 31, 2001, the Company has an obligation to purchase an additional $51.2 million of semiconductors from Cree under the supply agreement, of which $31.6 million of purchases are required to be made in fiscal 2002 and $19.6 million of purchases are required to be made in fiscal 2003.

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

Equipment Loan

          In January 1997, the Company borrowed $6.0 million collaterized by certain capital equipment. Under the terms of the agreement, the Company is required to make a series of uneven monthly principal payments through January 2002 ranging from $42,000 to $136,000, plus interest at a rate of 9.1%, and must maintain certain minimum working capital, net worth and other specific ratios. During the third quarter of fiscal 2001, the Company paid off the outstanding principal balance of this term loan.

Lease Commitments

         In May 1997, the Company entered into capital lease for production equipment in Sunnyvale premises for a sixty-month lease term expiring in August 2002, which was sold to Cree in connection with the sale of UltraRF. See Note 2.

         During fiscal 1997, the Company sold its principal facilities in Sunnyvale, California for approximately $16.4 million, and leased the facilities back under a lease that has been classified as an operating lease. The lease expires in November 2011 and the quarterly rent payments are subject to Consumer Price Index adjustments on a tri-annual basis beginning in November 1999. In connection with the sale of UltraRF to Cree in December 2000, the Company subleased one of the two facilities under the aforementioned operating lease to Cree for the remaining term of the lease under substantially the same term and conditions as the Company's lease.

         In 1998, the Company entered into an operating lease for an ancillary 40,000 square foot manufacturing facility in Rocklin, California for a sixty month lease term expiring in June 2003. During the second quarter of fiscal
2000, the Company subleased its Rocklin facility to The Gap, Inc. for the reminder of the Company's lease term.

         The Company also leases facilities in Folsom, California; Qunicy, Illinois; and Korea to support its administrative, development, manufacturing, repair, sales and marketing activities.

         Future minimum lease payments under all noncancelable operating leases and sublease income under these operating leases as of March 31, 2001 are as follows (in thousands):


                                             Lease Payments      Sublease Income
                                             --------------      ---------------

          2002 ..........................      $   2,821           $    1,341
          2003 ..........................          2,762                1,349
          2004 ..........................          2,319                1,020
          2005 ..........................          2,237                  907
          2006 ..........................          2,241                  907
          Thereafter.....................         11,906                5,140
                                               ---------           ----------
                                                $ 24,286             $ 10,664
                                                ========             ========

         Rent expense was  $2,859,000,  $2,300,000  and $3,323,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Sublease rental income was $615,000 and $310,000 for the year ended March 31, 2001 and 2000, respectively, and none for the year ended March 31, 1999.

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

7.  STOCKHOLDERS' EQUITY

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

Shareholder Rights Plan

          The Board of Directors of the Company adopted a Shareholder Rights Plan in October 1996 (the "Rights Plan"), amended and restated in January 1997, August 2000 and January 2001. Pursuant to the Rights Plan, the Board declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the "Rights") and each such Right has an exercise price of $126.00. The Rights become exercisable upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company's Common Stock or the acquisition of a specified percentage of the Company's Common Stock by a third party. The exercise of the Rights could have the effect of delaying, deferring or preventing a change in control of the Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

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

Stock Option Plans

         The Company has adopted three stock option plans, (the "Plans"): the 1992 Stock Plan (the "1992 Plan"), the 1994 Director Option Plan (the "Directors' Plan"), and the 1998 Nonstatutory Stock Options Plan (the "1998 Plan"). Pursuant to the terms of the plans, the Company's Board of Directors may grant stock options to selected employees, directors, officers and consultants of the Company. Stock options are generally granted with an exercise price equal to the fair market value of the Company's stock at the date of grant.

1992 Plan

         In 1997, the Company amended the 1992 Plan under which the Company's Board of Directors could issue options to purchase up to 3,300,886 shares of common stock to employees and directors of and consultants to the Company. In July 1999, the Company amended the 1992 Plan to reserve an additional 450,000 shares of common stock for issuance under the 1992 Plan. In August 2000, an additional 400,000 shares were reserved under the 1992 Plan.

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

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

Directors' Plan

         The Directors' Plan provides for automatic grants to purchase 5,000 of the Company's common stock upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 5,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted shall be 100% of the fair market value of the Company's common stock on the date of grant. The options expire ten years after the date of grant. In July 1999, the Company amended the Directors' Plan to increase the aggregate number of shares authorized by 60,000 shares to 145,000 shares. Under the Director's Plan, 25,000 shares were granted and 45,000 shares were cancelled during fiscal 2001.

1998 Plan

         In January 1998, the Company adopted the 1998 Plan under which the Company's Board of Directors could issue options to purchase up to 400,000 shares of common stock to employees of and consultants to the Company. In the second quarter of fiscal 1999, an additional 500,000 shares were reserved under the 1998 Plan. In the first quarter of fiscal 2000, an additional 250,000 shares were reserved under the 1998 Plan. In the second quarter of fiscal 2001, an additional 250,000 shares were reserved under the 1998 Plan

         Under the 1998 Plan, the Company's Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally have 10-year terms and vest 25% after one year from the grant date with the remaining options vesting pro rata over the following 36 months.

Other Stock Option Grant Activity

         Outside of the 1992 Plan, the Director's Plan and the 1998 Plan, two officers and one employee of the Company were granted a combined total of 390,000 options during fiscal 1997, at exercise prices ranging from $9.50 to $14.50, which are subject to the same vesting schedule as that of the Company's 1992 Stock Plan. In fiscal 1998, one officer and two employees were granted a combined total of 90,000 options outside of the Plans at exercise prices ranging from $16.88 to $56.38, which are subject to the same vesting schedule as that of the 1992 Stock Plan. During fiscal 1999, 91,667 options were cancelled. In fiscal 2000, two officers and one employee were granted a combined total of 410,000 options outside of the Plans at an exercise price ranging from $11.38 to $23.06, which are subject to the same vesting schedule as that of the 1992 Plan. During fiscal 2001, 22,917 options were cancelled.

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

         The following table summarizes option activity under the Company's various plans:


                                                                                                         Weighted
                                                                                                         Average
                                                                      Available for      Options         Exercise
                                                                          Grant        Outstanding        Price
                                                                          -----        -----------        -----
Outstanding as of March 31, 1998................................          457,693        2,024,005         $18.34
   Additional shares reserved...................................          500,000               --             --
   Granted......................................................         (964,921)         964,921          13.38
   Exercised....................................................               --         (136,981)          8.93
   Canceled (1).................................................          442,636         (534,303)         18.64
                                                                      -----------      -----------
Outstanding as of March 31, 1999................................          435,408        2,317,642          16.75
   Additional shares reserved...................................        1,170,000               --             --
   Granted......................................................       (1,944,794)       1,944,794          18.83
   Exercised....................................................               --         (565,941)         13.16
   Canceled.....................................................          424,959         (424,959)         17.88
                                                                      -----------      -----------
Outstanding as of March 31, 2000................................           85,573        3,271,536          18.46
   Additional shares reserved...................................          650,000               --             --
   Granted......................................................       (1,221,950)       1,221,950          15.12
   Exercised....................................................               --         (510,806)         12.65
   Canceled (1).................................................        1,089,096       (1,112,013)         20.46
                                                                       ----------       ----------
Outstanding as of March 31, 2001................................          602,719        2,870,667         $17.34
                                                                      ===========       ==========

------------------
(1) 91,667 shares which were outside of the Plans were cancelled in fiscal 1999 and 22,917 shares which were outside of the Plans were cancelled in fiscal 2001 and were not available for re-grant.

         The  following  tables  summarize   information   about  stock  options
outstanding at March 31, 2001:

                                     Options Outstanding                          Options Exercisable
                          Number          Weighted          Weighted            Number           Weighted
       Range of        Outstanding at      Average            Average        Exercisable at       Average
       Exercise          March 31,       Remaining           Exercise         March 31,          Exercise
       Prices              2001         Life (Years)          Price              2001             Price
       ------              ----         ------------          -----              ----             -----
  $ 0.20 - $ 12.56         460,037            8.81           $11.24             119,598             $8.46
  $12.75 - $ 14.25         471,116            8.84            13.12             106,399             13.06
  $14.38 - $ 14.75         463,387            6.15            14.58             378,643             14.55
  $14.88 - $ 18.75         486,611            8.97            16.60              77,163             15.98
  $19.00 - $ 22.50         507,150            8.54            21.30             156,602             21.68
  $22.56 - $ 36.00         410,833            8.89            23.77             109,777             24.27
  $36.63 - $ 64.13          71,533            6.31            42.37              65,808             42.10
                         ---------                                            ---------
   $0.20 - $ 64.13       2,870,667            8.31           $17.34           1,013,990            $17.73
                         =========                                            =========

         Using the Black-Scholes Option-Pricing Model, the per share weighted average fair market value of stock options granted during fiscal 2001, fiscal 2000 and fiscal 1999 were $11.14, $15.32 and $10.86, respectively, on the date of grant. Assumptions used with the Black-Scholes Option-Pricing Model were as follows:

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                     Fiscal Year
                                         -----------------------------------
                                          2001          2000           1999
                                          ----          ----           ----
        Risk-free interest rate........    5.8%          5.8%           5.4%
        Expected term of options.......  5.5 years     5.3 years      4.4 years
        Expected volatility............   89.7%         86.2%          81.0%
        Expected dividend yield........    0.0%          0.0%           0.0%

Stock-Based Compensation

         Under the 1998 Plan, certain employees were granted stock options with exercise prices ranging from $6.59 to $16.36 that were below the $17.25 fair market value of the stock on the day of grant and were subject to a six-month vesting schedule. The Company has also granted certain consultants stock options under the 1992 Plan and 1998 Plan. In fiscal 2001, the Company granted one consultant 7,500 shares under the 1998 Plan at an exercise price of $15.50, which were fully vested at the date of grant. Stock-based compensation expense related to grant of stock options to employees and non-employees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation related to unvested non-employee options using the Black-Scholes option pricing model. Accordingly during fiscal 2001, due to a decline in the share price, the Company recorded a net reduction in deferred compensation expense of $658,000. In connection with the grant of stock options to these employees and consultants, the Company recorded stock-based compensation expense of $210,000, $410,000 and $1,606,000 for fiscal 2001, 2000 and 1999, respectively. As of March 31, 2001, the Company expects to amortize stock-based compensation expense of $29,000 in fiscal 2002, $29,000 in fiscal 2003, $11,000 and in fiscal 2004.

Employee Stock Purchase Plan

         In June 1998, the Company's stockholders approved the 1998 Employee Stock Purchase Plan (the "Purchase Plan") which permitted eligible employees to purchase the Company's Common Stock through payroll deductions. The Purchase Plan consisted of consecutive and overlapping 12-month offering periods, each divided into two six-month purchase periods. The purchase price of the shares in the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of each purchase period. The Company reserved a total of 250,000 shares of common stock for issuance under this plan. The Purchase Plan has a feature whereby the number of shares reserved under the Purchase Plan are increased automatically on an annual basis by the lesser of 300,000 shares or 2% of outstanding shares of Common Stock. There were 286,188 shares of Common Stock available for issuance as of March 31, 2001. During the fiscal years ended March 31, 2001 and 2000, shares totaling 130,713 and 191,233 were acquired under the Purchase Plan at an average per share price of $12.30 and $9.22, respectively.

         Under SFAS No. 123, Accounting for Stock-Based Compensation, pro forma compensation cost is calculated for the fair market value of the employees' purchase rights. The fair value of each stock purchase right granted under the Purchase Plan is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                      Fiscal Year
                                           ---------------------------------
                                           2001          2000           1999
                                           ----          ----           ----
Risk-free interest rate.............        5.6%          5.0%           5.4%
Expected term of options............      0.5 years     0.5 years      0.4 years
Expected volatility.................       110.3%         86.2%          81.0%
Expected dividend yield.............        0.0%          0.0%           0.0%



         The per share weighted average fair market value of those purchase rights granted in fiscal 2001, fiscal 2000 and fiscal 1999 was $6.50, $6.08 and $3.87, respectively, per share.

Pro Forma Fair Value Information

         The Company accounts for its stock options using the intrinsic value method. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and related per share amounts would have been as indicated in the pro forma amounts indicated below (in thousands, except per share amounts):




                                      Year Ended March 31,
                             ---------------------------------------
                                 2001          2000          1999
                             -----------   -----------    ----------

Net income (loss):
   As reported ...........   $    13,480   $    (5,823)   $  (36,971)
                             ===========   ===========    ==========
   Pro forma .............   $     3,325   $   (15,099)   $  (40,972)
                             ===========   ===========    ==========

Earnings (loss) per share:
   Basic:
     As reported .........   $      1.21   $     (0.56)   $    (3.50)
                             ===========   ===========    ==========
     Pro forma ...........   $      0.30   $     (1.45)   $    (3.88)
                             ===========   ===========    ==========

   Diluted:
     As reported .........   $      1.19   $     (0.56)   $    (3.50)
                             ===========   ===========    ==========
     Pro forma ...........   $      0.29   $     (1.45)   $    (3.88)
                             ===========   ===========    ==========


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

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


8.  EMPLOYEE BENEFIT PLAN

         In January 1997, the Company adopted the Spectrian Corporation 401(k) Savings Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Company's Board of Directors that may not exceed 20% of the annual aggregate salaries of those employees eligible for participation. In fiscal years 2001, 2000 and 1999, the Company contributed $514,000, $148,000 and $209,000, respectively, in contributions to the Benefit Plan.


9.  INCOME TAXES

         The components of the provision for (benefit from) income taxes in the statement of operations are as follows (in thousands):


                                                      Year Ended March 31,
                                              ----------------------------------
                                               2001           2000         1999
                                              -------       -------      -------
Current:
   Federal .............................      $ 3,713       $  --        $  --
   State ...............................          105            10           59
   Foreign .............................           12            20         --
                                              -------       -------      -------
     Total current .....................        3,830            30           59
                                              -------       -------      -------

Deferred:
   Federal .............................       (3,245)         --           --
   State ...............................         (573)         --           --
   Foreign .............................         --            --           --
                                              -------       -------      -------
     Total deferred ....................       (3,818)         --           --
                                              -------       -------      -------

Total provision for income taxes .......      $    12       $    30      $    59
                                              =======       =======      =======


         Income tax expense for the years ended March 31, 2001, 2000 and 1999 differs from the amount computed by applying the federal income tax rate of 34% to pretax income (loss) from operations as a result of the following (in thousands):


                                                      Year Ended March 31,
                                               ---------------------------------
                                                 2001        2000        1999
                                               --------    --------    ---------
Federal tax (benefit) at statutory rate ....   $  4,587    $ (1,970)   $(12,550)
State tax, net of Federal benefit ..........        283          10          59
Alternative minimum tax ....................        295        --          --


FSC tax expense ............................         12          20        --
Change in valuation allowance ..............     (5,290)      2,299      12,093

Other ......................................        125        (329)        457
                                               --------    --------    --------
Income tax expense .........................   $     12    $     30    $     59
                                               ========    ========    ========

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


         The components of significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                March 31,
                                                          ---------------------
Deferred tax assets:                                        2001         2000
                                                          --------     --------
   Various accruals and reserves .....................    $  6,706     $  4,893
   Net operating loss carryforwards ..................        --         22,411
   Credit carryforwards ..............................       4,364        7,180
   Property and equipment depreciation differences ...         607         --
   Unrealized loss on available for sale securities ..       7,561         --
   Deferred gain .....................................      20,634         --
                                                          --------     --------
     Total gross deferred tax assets .................      39,872       34,484
   Less valuation allowance ..........................     (36,054)     (33,783)
                                                          --------     --------
     Total deferred tax assets .......................    $  3,818     $    701
                                                          --------     --------

Deferred tax liabilities:
   Property and equipment depreciation differences ...    $   --       $   (701)
                                                          --------     --------
   Total gross deferred tax liabilities ..............        --           (701)
                                                          --------     --------

Net deferred tax assets ..............................    $  3,818     $   --
                                                          ========     ========


         Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses in fiscal 2000 and 1999, the Company has provided a valuation allowance against deferred tax assets where the realization is uncertain. The valuation allowance reduces the net deferred tax asset to the amount that is estimated may be recovered through carryback from future periods. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

         The Company has approximately $2.3 million of Federal and California research credit carryforwards. If not utilized, the Federal carryforwards will expire in various amounts beginning 2003. The California research credit can be carried forward indefinitely. The Company also has an alternative minimum tax credit of approximately $2.1 million which can be carried forward indefinitely and offset against regular tax.

         Included in the deferred tax assets is approximately $15.5 million of assets relating to the stock option compensation which will be credited to equity when realized and $7.6 million related to unrealized loss on available for sale securities which will be credited to accumulated other comprehensive loss in equity if the valuation allowance is reduced in the future.

10.  PER SHARE COMPUTATION

         For fiscal 2001, options to purchase 1,451,242 common shares were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares. For the years ended March 31, 2000 and 1999, 3,271,536 and 2,317,642 common equivalent shares with weighted averages exercise prices of $18.46 and $16.75, respectively, were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal years.

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

         A reconciliation of the basic and diluted per share calculation follows:

                                                             Year ended March 31,
                          ------------------------------------------------------------------------------------------------
                                       2001                            2000                             1999
                          ------------------------------ -------------------------------  --------------------------------
                                                   Per                            Per                              Per
                             Net                  Share      Net                 Share       Net                   Share
                            Income     Shares     Amount     Loss      Shares     Amount     Loss       Shares     Amount
                            ------     ------     ------     ----      ------     ------     ----       ------     ------
Basic .................   $ 13,480     11,113   $   1.21 $ (5,823)     10,426   $  (0.56) $(36,971)     10,568   $  (3.50)
Effect of stock options         --        230      (0.02)      --          --         --        --          --         --
                          --------     ------   -------- --------      ------   --------  --------      ------   --------
Diluted ...............   $ 13,480     11,343   $   1.19 $ (5,823)     10,426   $  (0.56) $(36,971)     10,568   $  (3.50)
                          ========     ======   ======== ========      ======   ========  ========      ======   ========

11.  CUSTOMER CONCENTRATIONS

         For the year ended March 31, 2001, three customers accounted for approximately 59%, 18% and 13% of net revenues. For the year ended March 31, 2000, one customer accounted for approximately 72% of net revenues. For the year ended March 31, 1999, two customers accounted for approximately 76% and 11% of net revenues, respectively. Three customers accounted for an aggregated of 90% of accounts receivable at March 31, 2001 and two customers accounted for an aggregate of 86% of accounts receivable at March 31, 2000. The Company has written off bad debts of $40,000 in fiscal years 2001, and none for the fiscal years of 2000 and 1999, respectively.

12.  SEGMENT INFORMATION

         The Company operated and reported its financial information as one vertical integrated unit in the fiscal year ended March 31, 1999 and therefore did not identify or report separate segment information. The Company began reporting its operations by segment as of the fiscal period beginning April 1, 1999. Under the management approach, the Company divided its business into two divisions based upon product type: Amplifier Division and Semiconductor
Division, which operated under the tradename of UltraRF. UltraRF derived virtually all of its net revenues from sales to the Amplifier Division. The Company allocated operating expenses to these segments but did not allocate interest income and expense. Corporate expenses were allocated to the operating segments based on predetermined annual allocation methods. Appropriate intersegment eliminations were made in the consolidation of the Company's consolidated financial statements. Following the sale of UltraRF on December 29, 2000, the Company began operating as one vertical integrated unit. See Note 2. Segment information for fiscal 2001 and fiscal 2000 is as follows:

Consolidated Statement of Operations Data - Fiscal 2001 (in thousands):

                                               Year Ended March 31, 2001
                                     --------------------------------------------
                                     Amplifier    UltraRF       Other       Total
                                     ---------    -------       -----       -----
Net revenues, external ..........   $ 178,671    $   1,081   $    --      $ 179,752
Net revenues, intersegment ......        --         23,487     (23,487)        --
Amortization and depreciation ...       5,290        2,185       2,950       10,425
Income (loss) before income taxes      (7,605)         313      20,784       13,492

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

Consolidated Statement of Operations Data - Fiscal 2000 (in thousands):

                                                                    Year Ended March 31, 2000
                                                   -----------------------------------------------------------
                                                   Amplifier          UltraRF           Other            Total
                                                   ---------          -------           -----            -----
Net revenues, external......................     $    162,687         $    880       $        --        $ 163,567
Net revenues, intersegment..................               --           27,050           (27,050)             --
Amortization and depreciation...............            5,797            2,546             4,912           13,255
Income (loss) before income taxes...........          (13,401)           4,113             3,495           (5,793)

*Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.

Consolidated Balance Sheet Data (in thousands):

                                                                                 March 31, 2001
                                                          -----------------------------------------------------------
                                                            Amplifier        UltraRF          Other         Total
                                                            ---------        -------          -----         -----
Segment Assets........................................       $ 30,235         $   --         $3,618        $33,853
Expenditures for additions to long-lived assets.......       $  5,228         $3,478         $  936        $ 9,642

                                                                                 March 31, 2000
                                                          -----------------------------------------------------------
                                                            Amplifier        UltraRF          Other         Total
                                                            ---------        -------          -----         -----

Segment Assets........................................       $ 32,142        $13,605         $8,463        $54,210
Expenditures for additions to long-lived assets.......       $  3,181        $ 2,362         $2,188        $ 7,731

         Segment assets represent inventories and property and equipment, which are allocated to these segments.


         Net revenues from major product categories for the three years ended March 31 were as follows:

                                                    Year ended March 31,
                                              --------------------------------
                                              2001          2000          1999
                                              ----          ----          ----
        SCPA ...........................        63%           77%           90%
        MCPA ...........................        33%           20%            4%
        Other...........................         4%            3%            6%
                                             -----         -----         -----
        Total Revenue...................       100%          100%          100%
                                             =====         =====         =====

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

Geographic Segment Data:

         Revenue  from   unaffiliated   customers  by  geographic  region  as  a
percentage of net revenues were as follows:

                                                   Year Ended March 31,
                                             --------------------------------
                                             2001          2000          1999
                                             ----          ----          ----
        Canada.........................       42%           42%           57%
        South Korea....................       18%           16%           14%
        United States..................       22%           13%           16%
        France.........................       12%           26%           13%
        Other..........................        6%            3%            --%

         The Company's long-lived assets are located in the following countries (in thousands):


                                                     March 31,
                                              -------------------------
                                                2001             2000
                                                ----             ----
United States ..........................      $ 7,966           $18,226
Thailand ...............................        2,707             1,218
Korea ..................................          959               224
                                              -------           -------
                                              $11,632           $19,668
                                              =======           =======

13.  DISCONTINUED MANUFACTURING OPERATIONS AND RELATED RESTRUCTURING CHARGES

         During fiscal 1999, the Company transitioned the assembly and test of its higher volume single carrier power amplifier products to a contract manufacturer located in Thailand on a turnkey basis. During the fourth quarter of fiscal 2000, the Company decided to transfer the remaining power amplifier production in Sunnyvale, California, to the contract manufacturer to utilize lower labor costs than available domestically and to reduce fixed overheads. In connection with the decision, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. In fiscal 2001, the Company reversed $100,000 of unused restructuring charge due to changes in the restructuring plan. Approximately 60 employees engaged in manufacturing and production related functions were terminated as a result of the restructuring during fiscal 2001. The transfer of production to Thailand was completed during the third quarter of fiscal 2001. The following table represents the restructuring activity that took place up to March 31, 2001 (in thousands):


                                                                   Reduction in
                                                                    Workforce
                                                                    ---------

      Reserve for estimated severance costs...................      $  1,032
      Cash payment of severance costs.........................          (932)
      Reversal of estimated severance costs...................          (100)
                                                                    --------
      Balance at March 31, 2001                                     $     --
                                                                    ========

                             SPECTRIAN CORPORATION

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

14.  SUBSEQUENT EVENTS

Cree Common Stock and Option Transactions


         In May 2001, the Company sold 524,000 shares of Cree common stock for about $15.4 million and recognized a loss of approximately $3.2 million. In addition, the Company entered into various option arrangements, known as cashless collar, expiring in May 2002, to hedge the remaining 100,000 shares of Cree stock on hand. As a result, the Company should be able to realize $26.05 per share for 100,000 shares if the share price of Cree common stock is lower than $26.05 per share when the options expire. If the Cree common stock price exceeds of $36.25 per share when the options expire, the Company may sell its hedged shares at approximately $36.25 or settle the options for a cash amount equal to the difference between the Cree common stock price and the option price. Until the options expire, the Company will be restricted from disposing of the 100,000 shares.


Line of Credit


         In May 2001, the Company renewed its line of credit expiring in June 2001 for one year at terms substantially similar to the old line.