Form 10-Q
period 2001-07-01
SPECTRIAN CORP /CA/
filed 2001-08-03
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JULY 1, 2001.

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 ncorporation or organization)



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

                    Yes   [ X ]                 No     [   ]

As of July 30, 2001 there were 11,586,600 shares of the Registrant's Common Stock outstanding.

================================================================================

                              SPECTRIAN CORPORATION

                                    FORM 10-Q

                                      INDEX

                         FOR QUARTER ENDED JULY 1, 2001

                                                                                                               Page

                                               PART I - FINANCIAL INFORMATION
item 1.         Financial Statements

                Condensed Consolidated Balance Sheets - July 1, 2001 and March 31, 2001.....................     3

                Condensed Consolidated Statements Of Operations - Three Months Ended July 1, 2001 and
                    July 2, 2000.........................................................................        4

                Condensed Consolidated Statements of Cash Flows - Three Months Ended July 1, 2001 and July
                    2, 2000.................................................................................     5

                Notes to Condensed Consolidated Financial Statements........................................     6

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.......    14

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk..................................    31


                                                PART II - OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K............................................................    32

Signatures..................................................................................................    33

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)
                                                                                   July 1,            March 31,
                                                                                    2001               2001 (1)
                                                                                    ----               --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  51,761          $  36,397
   Restricted cash                                                                     3,213              6,354
   Short-term investments                                                             64,540             73,512
   Accounts receivable, less allowance for doubtful
     accounts of $460 and $460, respectively                                          14,953             27,587
   Inventories                                                                        26,779             22,221
   Deferred tax asset                                                                  3,818              3,818
   Prepaid expenses and other current assets                                           6,033              4,918
                                                                                   ---------          ---------
     Total current assets                                                            171,097            174,807

Property and equipment, net                                                           10,813             11,632
Other assets                                                                           1,573              1,584
                                                                                   ---------          ---------
     Total assets                                                                   $183,483           $188,023
                                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $ 14,373          $  23,613
   Accrued liabilities                                                                14,477             13,958
   Income taxes payable                                                                  697                750
   Deferred gain, current portion                                                     30,600             31,550
   Current portion of debt and capital lease obligations                                 124                 --
                                                                                   ---------          ---------
     Total current liabilities                                                        60,271             69,871

   Deferred gain, net of current portion                                              13,100             19,650
   Debt and capital lease obligations, net of current portion                             45                 --
                                                                                   ---------          ---------
     Total liabilities                                                                73,416             89,521
                                                                                   ---------          ---------

STOCKHOLDERS' EQUITY:
   Preferred stock,  $0.001 par value,  5,000,000 shares  authorized;  none
      issued and outstanding, respectively                                                --                 --
   Common  stock,   $0.001  par  value,   20,000,000   shares   authorized;
      12,583,060 and 12,501,026  shares  issued,  respectively;  11,583,060
      and 11,501,026 shares outstanding, respectively                                     13                 13
   Additional paid-in capital                                                        168,446            167,524
   Treasury stock, 1,000,000 shares of common stock held                             (14,789)           (14,789)
   Deferred compensation expense                                                         (62)               (69)
   Accumulated other comprehensive loss                                               (7,994)           (22,856)
   Accumulated deficit                                                               (35,547)           (31,321)
                                                                                   ---------          ---------
     Total stockholders' equity                                                      110,067             98,502
                                                                                   ---------          ---------
     Total liabilities and stockholders' equity                                     $183,483           $188,023
                                                                                   =========          =========

(1) Derived from the March 31, 2001 audited balance sheet included in the 2001 Annual Report on Form 10-K of Spectrian Corporation.

See accompanying notes to condensed consolidated financial statements.

                    SPECTRIAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                             ---------------------
                                                                               July 1,     July 2,
                                                                                 2001        2000
                                                                             --------    --------
REVENUES                                                                     $ 30,440    $ 42,190
                                                                             --------    --------
COSTS AND EXPENSES:
  Cost of revenues                                                             29,852      35,268
  Research and development                                                      5,932       5,601
  Selling, general and administrative                                           4,708       5,660
  Restructuring costs                                                             686        --
                                                                             --------    --------
     Total costs and expenses                                                  41,178      46,529
                                                                             --------    --------
OPERATING LOSS                                                                (10,738)     (4,339)

INTEREST INCOME                                                                   887         597
INTEREST EXPENSE                                                                   (8)        (46)
OTHER INCOME, NET                                                               5,154        --
                                                                             --------    --------
LOSS BEFORE INCOME TAXES                                                       (4,705)     (3,788)
INCOME TAXES                                                                       15          12
                                                                             --------    --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                    (4,720)     (3,800)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -
  ADOPTION OF SFAS 133                                                            494        --
                                                                             --------    --------
NET LOSS                                                                     $ (4,226)   $ (3,800)
                                                                             --------    --------
NET LOSS PER SHARE:
  Basic and diluted loss per share before cumulative effect
     of change in accounting principle                                       $  (0.41)   $  (0.35)
  Cumulative effect of change in accounting principle                            0.04        --
                                                                             --------    --------
  Basic and diluted net loss per share                                       $  (0.37)   $  (0.35)
                                                                             ========    ========
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic and diluted                                                            11,552      10,916
                                                                             ========    ========

See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                           ---------------------
                                                                             July 1,     July 2,
                                                                               2001        2000
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (4,226)   $ (3,800)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Cumulative effect of change in accounting principle                    (494)       --
        Changes in fair value of equity options                              (1,772)
        Depreciation and amortization                                         1,342       2,928
        Gain on the sale of UltraRF                                          (7,500)       --
        Loss on sale of short-term investments                                4,104
        Loss on sale and write-off of property and equipment, net               483           5
        Stock option compensation expense                                         7         139
        Decrease in income tax payable                                          (53)       --
        Changes in operating assets and liabilities:
          Accounts receivable                                                12,634      (3,511)
          Inventories                                                        (4,558)        (42)
          Prepaid expenses and other assets                                  (1,104)     (1,762)
          Accounts payable                                                   (9,240)      2,900
          Accrued liabilities                                                   519        (983)
                                                                           --------    --------
             Net cash used in operating activities                           (9,858)     (4,126)
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of short-term investments                                      (13,023)       --
    Proceeds from sale and maturities of short-term investments              34,947       4,922
    Release of restricted cash                                                3,213        --
    Purchase of property and equipment                                         (837)     (2,245)
                                                                           --------    --------
             Net cash provided by investing activities                       24,300       2,677
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of debt and capital lease obligations                            --          (140)
    Proceeds from sales of common stock, net                                    922       1,215
                                                                           --------    --------
             Net cash provided by financing activities                          922       1,075
                                                                           --------    --------

Net increase (decrease) in cash and cash equivalents                         15,364        (374)

Cash and cash equivalents, beginning of period                               36,397      11,553
                                                                           --------    --------
Cash and cash equivalents, end of period                                   $ 51,761    $ 11,179
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                 $      8    $     46
                                                                           ========    ========
    Cash paid for income taxes                                             $     68    $     12
                                                                           ========    ========
    Acquisition of equipment under capital lease obligations               $    169    $   --
                                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles.
However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-26 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2002, or any other future period.

2.       SALE OF ULTRARF

         On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Inc. ("Cree"), Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock valued at $64,503,000, based upon the per share price at the date of closing, plus common stock of Cree with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. Of the total consideration received, 191,094 shares of Cree common stock were placed in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement over a 12-month period. In January 2001, the Company sold all the shares held in escrow for approximately $6,309,000 and recognized a loss of approximately $481,000 from the sale of these securities. On June 29, 2001, one-half of the cash proceeds from the sale of escrow shares plus interest earned in the amount of $3,213,000 was released from escrow. The remaining amount of approximately $3,213,000 held in escrow on July 1, 2001 was classified as restricted cash in the financial statements.

         As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to pay Cree the amount of the shortfall. Accordingly, the Company deferred $58 million of the gain on sale of UltraRF and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. In addition, Spectrian and Cree entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components, under which Spectrian will pay to Cree a development fee of $2.4 million in four quarterly installments of $600,000 beginning in April 2001. The Company also subleased one of the facilities in Sunnyvale, California to Cree for a term of 11 years (with three options to extend the lease an additional five years) with similar terms as the lease agreement between the Company and its landlord.

         The Company realized an aggregate gain of $69.7 million from the sale of UltraRF assets, of which $58.0 million was deferred as noted above, with the balance of $11.7 million being recognized as other

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

income during third quarter of fiscal 2002. During the first quarter fiscal 2001, Spectrian recognized a gain of $7.5 million as other income as the related purchase commitment was fulfilled by the Company.

3. ADOPTION OF SFAS 133

         The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on April 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 gain cumulative effect adjustment in earnings as of April 1, 2001.

         Accounting for Derivatives and Hedging Activities

         All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or (2) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument). Since April 1, 2001, the Company has designated all derivative contacts as a fair value hedge and has not entered into derivatives for the purposes of trading. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets on the balance sheet. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

         The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

         Derivative Instruments and Hedging Activities

         The Company has an investment in the common stock of Cree (see Note 2 above). The Company's investment exposes it to a risk related the effects of changes in price of Cree common stock. This financial exposure is monitored and managed by the Company. The Company's risk-management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company uses cashless collars, which are combinations of option contracts to hedge this risk. The Company generally hedges 60 to 100 percent of investments in Cree common stock. The Company excludes from its assessment of hedge effectiveness the gain or loss associated with the time value of the options.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         At July 1, 2001, 885,000 shares of Cree common stock were hedged and these option arrangements will expire from August 2001 to May 2002. Accordingly, the Company should realize an average of $25.34 per share for the hedged shares if the share price of Cree common stock is lower than approximately $25.34 per share when the options expire. If the Cree common stock price exceeds an average of approximately $41.21 per share when the options expire, the Company may sell its hedged shares at $41.21 or settle the options for a cash amount equal to the difference between the Cree common stock price and the option price. Until the options expire, the company will be restricted from disposing of the hedged shares unless it also disposes of the associated options.

         For the quarter ended July 1, 2001, the Company recognized a net gain of $1.8 million, (included in other income in the statement of operations), which represented the time value of the options.

         By using derivative financial instruments to hedge exposures to changes in share prices, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement.

4. OTHER INCOME, NET

         Other income, net included (in thousands):

                                                              Three Months Ended
                                                              ------------------
                                                               July 1,   July 2,
                                                                 2001     2000
                                                                 ----     ----
         Gain on sale of UltraRF                                $7,500    $  --
         Loss on sale of Cree, Inc. common stock and options    (4,118)      --
         Gain on Cree, Inc. common stock options                 1,772       --
                                                                ------    -----
         Other income, net                                      $5,154    $  --
                                                                ======    =====

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

5. BALANCE SHEET COMPONENTS

         Balance sheet components are as follows (in thousands):

                                                             July 1,   March 31,
                                                               2001      2001
                                                               ----      ----

        Inventories:

           Raw materials                                     $10,609    $11,185
           Work in progress                                    2,737      5,699
           Finished goods                                     13,433      5,337
                                                             -------    -------
                                                             $26,779    $22,221
                                                             =======    =======

        Property and equipment:

           Machinery and equipment                           $42,704    $47,341
           Software                                            3,839      3,819
           Leasehold improvements                              2,711      2,673
                                                             -------    -------
                                                              49,254     53,833
           Less accumulated depreciation and amortization     38,441     42,201
                                                             -------    -------
                                                             $10,813    $11,632
                                                             =======    =======

        Accrued liabilities:

           Employee compensation and benefits                $ 3,035    $ 2,839
           Warranty                                            9,300      9,800
           Restructuring                                         518         --
           Other accrued liabilities                           1,624      1,319
                                                             -------    -------
                                                             $14,477    $13,958
                                                             =======    =======

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on their financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on their financial position and results of operations. The Company will adopt SFAS 142 in the quarter beginning April 1, 2002.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

7. SHORT-TERM INVESTMENTS

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of July 1, 2001, the cash equivalents consisted of commercial paper and U.S. government securities.

         The Company has classified its investments in certain debt securities, equity options and common stock investments in Cree as "available-for-sale," and records such investments at fair market value. Unrealized unhedged gains and losses on debt securities and common stock investments in Cree are reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

         As of July 1, 2001 and March 31, 2001, short-term investments classified as available-for-sale securities were as follows (in thousands):

                                                                   Amortized       Unrealized Gain         Fair
                      As of July 1, 2001                              Cost              (Loss)            Value
---------------------------------------------------------------- ---------------- ----------------- -----------------

Government bonds and notes...................................        $ 26,136         $    125          $ 26,261
Corporate bonds and notes....................................          31,249              191            31,440
Cree, Inc. common stock......................................          31,456           (8,310)           23,146
Cree, Inc. common stock options .............................              --            2,266             2,266
                                                                     --------         --------          --------
                                                                       88,841           (5,728)           83,113
Less amounts classified as cash equivalents..................          18,573               --            18,573
                                                                     --------         --------          --------
Short-term investments.......................................        $ 70,268         $ (5,728)         $ 64,540
                                                                     ========         ========          ========

Contractual maturity dates of short-term investment in bonds and notes:

     Less than 1 year........................................                                           $ 14,607
     1 to 5 years............................................                                             24,521
                                                                                                       ---------
                                                                                                        $ 39,128
                                                                                                        ========

                                                                    Amortized      Unrealized Gain         Fair
                     As of March 31, 2001                              Cost             (Loss)            Value
---------------------------------------------------------------- ---------------- ----------------- -----------------

Government bonds and notes...................................       $  23,355            $ 120          $ 23,475
Corporate bonds and notes....................................          41,164              144            41,308
Cree, Inc. common stock......................................          57,713          (33,397)           24,316
Cree, Inc. common stock options .............................              --           10,277            10,277
                                                                     --------         --------          --------
                                                                      122,232          (22,856)           99,376
Less amounts classified as cash equivalents..................          25,864               --            25,864
                                                                     --------         --------          --------
Short-term investments.......................................        $ 96,368        $ (22,856)         $ 73,512
                                                                     ========        =========          ========

Contractual maturity dates of short-term investment in bonds and notes:

     Less than 1 year........................................                                          $   8,931
     1 to 5 years............................................                                             29,988
                                                                                                       ---------
                                                                                                        $ 38,919
                                                                                                        ========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

8. PER SHARE COMPUTATION

         Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three months ended July 1, 2001 and July 2, 2000, 2,849,491 and 3,215,017 stock options were not included in the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods.

9. SEGMENT INFORMATION

Geographic Segment Data:

         Revenue  from   unaffiliated   customers  by  geographic  region  as  a
percentage of revenues were as follows:

                                                            Three Months Ended
                                                            ------------------
                                                         July 1,         July 2,
                                                           2001            2000
                                                           ----            ----
         Canada                                             37%             35%
         United States                                      35%             34%
         China                                              13%              --
         South Korea                                        11%              5%
         France                                              2%             25%
         Other countries                                     2%              1%
                                                          -----           -----
         Total                                             100%            100%
                                                          =====           =====

         The Company's long-lived assets are located in the following countries (in thousands):

                                                        July 1,        March 31,
                                                          2001            2001
                                                          ----            ----
         United States                                   $  6,766       $  7,966
         Thailand                                           2,630          2,707
         South Korea                                        1,417            959
                                                         --------       --------
                                                         $ 10,813       $ 11,632
                                                         ========       ========

10. RESTRUCTURING COSTS

         During the first quarter of fiscal 2002, the Company decided to transfer its power amplifier repair operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with the decision, the Company recognized in the first quarter of fiscal 2002 an approximately $686,000 restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that have no future value to the Company. Approximately 60 employees engaged in the repair operations are anticipated to be terminated as a result of

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

the restructuring. The Company anticipates that the restructuring will be substantially completed in the second quarter of fiscal 2002. The following table represents the restructuring activity that took place up through July 1, 2001 (in thousands):

                                                         Asset        Reduction in
                                                      Write-offs       Workforce           Other
                                                      (Non Cash)         (Cash)           (Cash)          Total
                                                      ----------         ------           ------          -----
        Accrual for restructuring charges                 $ 161           $ 485           $   40           $ 686
        Cash payment of severance costs                      --              (7)              --              (7)
        Write-off of property and equipment                (161)             --               --            (161)
                                                          -----           -----           ------           -----
        Balance at July 1, 2001                           $  --           $ 478           $   40           $ 518
                                                          =====           =====           ======           =====

         The balance of the restructuring accrual is included in accrued liabilities on the condensed consolidated balance sheets.

11. COMPREHENSIVE INCOME

         Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):

                                                             Three Months Ended
                                                             ------------------
                                                             July 1,    July 2,
                                                              2001        2000
                                                             -------    -------

         Net loss                                            $(4,226)   $(3,800)
         Unrealized gain (loss) on marketable securities      14,862        115
                                                             -------    -------
         Comprehensive income (loss)                         $10,636    $(3,685)
                                                             =======    =======

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                                             July 1,   March 31,
                                                              2001       2001
                                                             -------    -------
         Unrealized loss on marketable securities           $(7,994)   $(22,856)
                                                            =======    ========

12. COMMITMENTS

         Purchase Commitments

         As described in Note 2, the Company has signed a two-year supply agreement with Cree on December 29, 2000 to purchase $58.0 million of semiconductors. The Company fulfilled its purchase obligation for the first quarter of fiscal 2002 and recognized $7.5 million of the deferred gain. As of July 1, 2001, the Company has an obligation to purchase an additional $43.7 million of semiconductors from Cree under the supply agreement, of which $30.6 million of purchases are required to be made over the next 12 months and $13.1 million of purchases are required to be made starting the second quarter of fiscal 2003.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

13. LINE OF CREDIT

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At July 1, 2001, the Company was in default of certain covenants and the bank has granted a waiver of the default for the quarter ended July, 1 2001. The amount available to borrow at July 1, 2001, was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or
(ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at July 1, 2001 was 6.8% and 5.8%, respectively. The Company had no borrowings under the line of credit at July 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include, but are not limited to: the statements in the second paragraph of "Overview" regarding the recognition in the future of gains on the sale of UltraRF and the effect of the sale of UltraRF on the Company's semiconductor cost, in the third paragraph regarding the impact on the Company of a loss of a major OEM customer and the future fluctuations of Nortel product orders, in the fourth paragraph regarding international sales as a percentage of future revenues and the impact of currency fluctuations on future revenues in the fifth paragraph regarding the timing of the transfer of power amplifier repair operations, and in the last paragraph regarding average selling prices and gross margins; the statements in the second paragraph under "Results of Operations - Cost of Revenues" regarding the gross margin as a percentage of net revenues; the statements under "Results of Operations - Research and Development" regarding new product development initiatives; the statement under "Results of Operations - Income Taxes" regarding the recoverability and the recording of the net deferred tax asset; the statements in the last paragraph under "Liquidity and Capital Resources" concerning the anticipated spending for capital additions for the next twelve months, the sufficiency of the Company's available resources to meet cash requirements and the factors which will determine the Company's future cash requirements; and the statements in "Factors Affecting Future Operating Results." Results could differ materially based on various factors including, but not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

         Spectrian Corporation ("Spectrian" or the "Company") designs, manufacturers and markets high-power radio frequency ("RF") amplifiers, for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including Advanced Mobile Phone Services ("AMPS"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA" and "CDMA2000"), Personal Communications System ("PCS"), Global System for Mobil Communications ("GSM"), Wireless Local Loop ("WLL"), Universal Mobile Telephone Service ("UMTS"), and IMT-2000. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

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

common stock with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall. Accordingly, Spectrian deferred $58 million of the gain on sale of UltraRF and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. In the quarter ended July 1, 2001, Spectrian fulfilled its purchase obligation under the contract and recognized $7.5 million of the deferred gain. Spectrian and Cree also entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components. Following the close of the sale of UltraRF, the Company no longer has revenues related to the sale of UltraRF products to third party customers. Additionally, as a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products have increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as has historically been the case.

         For the three months ended July 1, 2001, Nortel Networks Corporation ("Nortel") and Verizon Communications ("Verizon"), accounted for approximately 76% and 10% of net revenues, respectively. For the three months ended July 2, 2000, Nortel and Verizon accounted for approximately 61% and 28% of net revenues, respectively. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the past, product orders from Nortel have fluctuated sharply and the Company does not currently sell any multicarrier products to Nortel, which has adversely affected the Company's revenues and earnings in prior fiscal periods. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will receive any orders for multicarrier products from Nortel in the future. If the Company is unable to find other customers to generate demand for its new and existing products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon, Samsung or any other major customer, or if orders by Nortel, Verizon, Samsung or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

         During the three months ended July 1, 2001 and July 2, 2000, sales outside of the United States were 65% and 66%, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea, China and France, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company currently services its power amplifier products in Sunnyvale, California. During the quarter ended July 1, 2001, the Company began to transition its power amplifier repair operations to a contract manufacturer located in Thailand. The Company anticipates that the transfer of its power amplifier repair operations will be substantially completed in the quarter ended September 30, 2001. In September 2000, the Company completed the transfer of its power amplifier production from Sunnyvale, California, to the same contract manufacturer on a turnkey basis. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer were higher than the savings from costs of products, which adversely affected the Company's gross margins from January 1999 to November 2000. As a result of its infrastructure, the Company has a high level of fixed costs and is dependent upon substantial revenue to achieve and maintain profitability.

         The market for the Company's products is becoming increasingly competitive. The Company is selling its power amplifier products in South Korea, as well as directly to cellular service providers where its competitors are already established as suppliers. In addition, the Company competes with several merchant amplifier manufacturers for business from Nortel. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

         The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.

                                                            Three Months Ended
                                                            ------------------
                                                           July 1,      July 2,
                                                            2001         2000
                                                           -------      ------
         NET REVENUES                                       100.0%       100.0%
                                                           ------       ------
         COSTS AND EXPENSES:
           Cost of revenues                                  98.1         83.6
           Research and development                          19.5         13.3
           Selling, general and administrative               15.4         13.4
           Restructuring costs                                2.3           --
                                                          -------       ------
              Total costs and expenses                      135.3        110.3
                                                            -----        -----
         Operating loss                                     (35.3)       (10.3)

         INTEREST INCOME                                      2.9          1.4
         INTEREST EXPENSE                                      --         (0.1)
         OTHER INCOME                                        16.9           --
                                                          -------       ------
         LOSS BEFORE INCOME TAXES                           (15.5)        (9.0)
         INCOME TAXES                                          --           --
                                                          -------       ------

         LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
           ACCOUNTING PRINCIPLE                             (15.5)        (9.0)
         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
           PRINCIPLE - ADOPTION OF SFAS 133                   1.6           --

         NET LOSS                                           (13.9)%       (9.0)%
                                                          ========      =======
         GROSS MARGIN ON SALES                                1.9%        16.4%
                                                          ========      =======

         Net Revenues. The Company's net revenues decreased 28% to $30.4 million for the three months ended July 1, 2001 from $42.2 million for the three months ended July 2, 2000. The decrease in net revenues compared to the three months ended July 2, 2000 is primarily due to lower demand in all product lines as a result of delays and reductions in capital spending by the Company's customers and a decline in the average selling prices of single carrier power amplifier ("SCPA") products. Multicarrier power amplifier ("MCPA") revenues decreased 32% to $5.9 million for the three months ended July 1, 2001 from $8.7 million for the three months ended July 2, 2000. SCPA revenues decreased 14% to $22.2 million for the three months ended July 1, 2001 from $25.8 million for the three months ended July 2, 2000. Broadband revenues decreased 90% to $0.6 million for the three months ended July 1, 2001 from $6.0 million for the three months ended July 2, 2000.

         Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier costs for the Company's products, internal amplifier assembly and test costs, radio frequency ("RF") semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of sales decreased by 15% to $29.9 million for the three months ended July 1, 2001 from $35.3 million for the three months ended July 2, 2000. The decrease on a dollar and percentage basis for the three months ended July 1, 2001 were due to lower sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Gross margin on sales was 2% for the three months ended July 1, 2001 as compared to 16% for the three months ended July 2, 2000. The decrease in gross margin was due to a higher per unit manufacturing costs for SCPA products, lower production volumes to absorb fixed overhead costs, and a decline in the average selling prices of SCPA products. The Company anticipates that gross margin as a percentage of net revenues will continue to be adversely effected as a result of the sale of the UltraRF division to Cree as the Company is required to purchase the LDMOS RF semiconductor parts at market price rather than recognizing the cost of revenues at the actual cost of production and continued declining average selling prices.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 6% to $5.9 million in the three months ended July 1, 2001 from $5.7 million in the three months ended July 2, 2000. As a percentage of net revenues, R&D expenses represented 20% of net revenues for the three months ended July 1, 2001 as compared to 13% of revenues for the three months ended July 2, 2000. The increase in R&D expenses on a dollar basis for the three months ended July 1, 2001 reflects new product development initiatives which the Company believes are required to meet current and future market and customer requirements and the cost of the development agreement between the Company and Cree. The increase in R&D expenses as a percentage of net revenues for the three months ended July 1, 2001 was due to higher R&D expense on a dollar basis and lower revenues as compared to the similar period in the prior year.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses decreased by 17% to $4.7 million in the three months ended July 1, 2001 from $5.6 million in the three months ended July 2, 2000. As a percentage of net revenues, SG&A expenses represented 15% of net revenues for the three months ended July 1, 2001 as compared to 13% of net revenues for the three months ended July 2, 2000. The decrease in SG&A expenses on a dollar basis was primarily due to lower commissions associated with lower sales as compared to the similar period in the prior year and reduced general and administrative spending as a result of the sale of UltraRF in December 2000. The increase in SG&A expenses as a percentage of net revenues for the three months ended July 1, 2001 was due to lower revenues as compared to the similar period in the prior year.

         Restructuring Costs. During the first quarter of fiscal 2002, the Company decided to transfer its power amplifier repair operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with the decision, the Company recognized in the first quarter of fiscal 2002 an approximately $686,000 restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that have no future value to the Company. Approximately 60 employees engaged in the repair operations are anticipated to be terminated as a result of the restructuring. The Company anticipates that the restructuring will be substantially completed in the second quarter of fiscal 2002.

         Interest Income. Interest income for the three months ended July 1, 2001 increased to $0.9 million from $0.6 million for the three months ended July 2, 2000. The increase in interest income resulted from higher interest-bearing investment balances associated with higher average cash and cash equivalent balances.

         Interest Expense. Interest expense for the three months ended July 1, 2001 decreased to $8,000 from $46,000 for the three months ended July 2, 2000. The decrease in interest expense was a result of substantially reduced average borrowing levels due to repayments of debt and capital lease obligations made in association with the sale of UltraRF in December 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Other Income. Other income for the three months ended July 1, 2001 increased to $5.2 million from none for the three months ended July 2, 2000. Other income for the three months ended July 1, 2001 includes a $7.5 million gain recognized on sale of UltraRF in December 2000, a $1.8 million gain associated with the increase in value of Cree stock options, partially offset by a $4.1 million realized loss on sale of a portion of Cree common stock investments.

         Income Taxes. The Company did not record income tax expense except for minimum state taxes and foreign taxes in the three months ended July 1, 2001 and July 2, 2000. Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses in fiscal 2000 and 1999, the Company has provided a valuation allowance against deferred tax assets where the realization is uncertain. The valuation allowance reduces the net deferred tax asset to the amount that is estimated may be recovered through carryback from future periods. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

         Cumulative Effect of Change in Accounting Principle - Adoption of SFAS133. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on April 1, 2001. In the three months ended December 31, 2000 and the three months ended July 1, 2001, the Company entered into various option arrangements known as a cashless collar, to hedge its investment in Cree common stock, which was acquired through the sale of UltraRF. The Company has designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 gain cumulative effect adjustment in earnings as of April 1, 2001.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on their financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on their financial position and results of operations. The Company will adopt SFAS 142 in the quarter beginning April 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

         The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at July 1, 2001 consisted of cash and cash equivalent, restricted cash, short-term debt investments, investment in Cree common stock and options which total $119.5 million and bank borrowing arrangements.

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital, profitability and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. The Company was in default of certain debt covenants as of July 1, 2001 and the bank has granted a waiver of the default for the quarter ended July 1, 2001. The amount available to borrow at July 1, 2001 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at July 1, 2001 was 6.8% and 5.8%, respectively. The Company had no borrowings under the line of credit at July 1, 2001.

         The Company's working capital increased by $5.9 million to $110.8 million as of July 1, 2001 from $104.9 million as of March 31, 2001. The increase was primarily attributable to a $9.2 million decrease in accounts payable due to lower production volumes associated with lower sales as compared with the three months ended March 31, 2001, a $1.0 million decrease in short-term deferred gain as a result of fulfilling the $7.5 million purchase commitments to Cree in the three months ended July 1, 2001, partially offset by the reclassification of $6.5 million from long-term deferred gain to short-term deferred gain, a $4.6 million increase in net inventory due to increased finished goods caused by lower than expected revenues compared with the Company's revenue outlook, a $1.1 million increase in prepaid expenses and other assets and a $3.3 million increase in cash and short-term investments, which were partially offset by a $12.6 million decrease in accounts receivable as a result of lower sales and improved days-outstanding ratio and a $0.5 million increase in accrued liabilities primarily due to the reserve for restructuring charges. The Company's short-term debt investments were principally invested in investment grade, interest-bearing securities.

         Cash used by operations was $9.9 million for the three months ended July 1, 2001 compared to cash used by operations for the three months ended July 2, 2000 of $4.1 million. Cash used by operations for the three months ended July 1, 2001 was principally the result of a $4.2 million net loss, a $0.5 million non-cash cumulative-effect gain related to the adoption of SFAS 133 on April 1, 2001, a $1.8 million non-cash gain associated with changes in fair value of Cree stock options not related to their hedging function, a $7.5 million recognized non-cash gain from the sale of UltraRF, a $9.2 million decrease in accounts payable due to lower production volumes associated with lower sales, a $4.6 million increase in net inventory due to increased finished goods caused by a lower than expected revenue compared with the Company's revenue outlook, a $1.1 million increase in prepaid expenses and other assets, which were partially offset by a $12.6 million decrease in accounts receivable as a result of lower sales and improved days-outstanding ratio, a $4.1 million realized loss on the sale of Cree common stock, a $1.3 million depreciation and amortization expense, a $0.5 million loss on the sale and write-off of property and equipment and a $0.5 million increase in accrued liabilities primarily due to the reserve for restructuring charges.

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

         The Company's investing activities during the three months ended July 1, 2001 provided cash of approximately $24.3 million as compared to providing cash of $2.7 million during the comparable period in the prior year. Cash provided by investing activities during the three months ended July 1, 2001 resulted primarily from $35.0 million proceeds from sale and maturities of short-term investments, which included approximately $22.2 million generated from the sale of 739,000 shares of Cree common stock, and $3.2 million from the release of restricted cash, which represented one-half of the amount held in escrow to secure the Company's representations, warranties and covenants related to the sale of UltraRF to Cree, partially offset by $13.0 million in purchases of short-term investments and $0.8 million in additions to property and equipment. Capital additions for the three months ended July 1, 2001 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

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

         The Company's financing activities during the three months ended July 1, 2001 provided cash of approximately $0.9 million as compared to providing $1.1 million of cash during the comparable period in the prior year. Cash provided by financing activities during the three months ended July 1, 2001 was the result of $0.9 million proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity.

         Cash provided by financing activities during the three months ended July 2, 2000 was the result of $1.2 million in proceeds from the issuance of common stock, through the exercise of employee stock options, which was partially offset by $0.1 million in repayments of debt and capital lease obligations.

         As part of the sale of UltraRF, the Company has committed to purchase $58.0 million of semiconductors over the two-year period ending December 2002. The Company anticipates spending approximately $5.0 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements and development projects. Based on the Company's current working capital position and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Nortel and Verizon. The wireless infrastructure equipment market is dominated by a small number of large OEMs and wireless service providers, including Ericsson, Lucent, Motorola, Samsung, Nortel, Verizon and Siemens. The Company's revenues are derived primarily from sales to a limited number of these customers, in particular, Nortel, Verizon and Samsung. Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Nortel, Verizon or Samsung, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the first and second quarters of fiscal 2001 product orders from Nortel fell drastically and the Company does not currently sell any multicarrier amplifier products to Nortel, which has adversely affected the Company's business. There can be no assurance that the Company will receive any product orders for multicarrier amplifier products from Nortel in the future. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business, financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel, Verizon or Samsung or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon, Samsung and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

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

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase a significant volume of amplifiers from outside suppliers. In addition, these manufacturers could decide to sell amplifiers to other wireless equipment OEMs. If this should occur, the competition for power amplifiers would significantly increase and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Purchase and Supply Agreement with Cree. In connection with the Company's completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement, dated as of December 29, 2000 by and between the Company and Zoltar (subsequently renamed "UltraRF, Inc."). Pursuant to the Purchase and Supply Agreement, the Company committed to purchase and accept delivery from UltraRF, Inc. ("UltraRF") of $58 million of semiconductors over a two-year period starting January 2001. The quarterly commitments to purchase and accept delivery of semiconductor components from UltraRF range from approximately $6.6 million to $9.2 million. The Company's need for UltraRF components during a calendar quarter may be insufficient to satisfy its minimum commitments for such calendar quarter. In such event, the Company would be obligated to purchase excess inventory that it may never utilize or to pay a shortfall surcharge, either of which could have a material adverse effect on the Company's business, financial condition, and cash flows.

         Arm's-Length Relationship. The Company relies on UltraRF for the supply of a substantial amount of components used in the manufacture of its products. When the Company operated UltraRF as a separate division, it may have obtained more favorable terms for semiconductor products than through negotiations with unaffiliated third parties. With the sale of UltraRF, the Company must now deal with UltraRF on an arm's-length basis. Accordingly, the prices and other terms for UltraRF semiconductor products are less favorable to the Company than prior to the sale of UltraRF to Cree.

         Sole or Limited Sources of Products, Materials and Services. The Company currently procures from single sources power amplifier assemblies, certain specialized semiconductors, components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. In fiscal 2001, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is greater than the committed delivery schedule of some of its customers, such as Nortel. In addition, the Company began the process of transferring its power amplifier repair operations to the same contract manufacturer in Thailand in the quarter ended July 1, 2001 and expects to substantially complete this transfer in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter ended September 30, 2001. On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the
Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 to Cree. As a result, the Company no longer manufactures bipolar and LDMOS RF power semiconductors, which are critical components in the Company's power amplifier products. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which the Company is obligated to purchase from Cree an aggregate of $58 million of semiconductors. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing and repair services strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components and reliance on the financial strength and continued relationship with the contract manufacturer. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components, repair services or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

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

         The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include AML Communications, Amplidyne, Fujitsu, Mitsubishi, Paradigm Communications, Inc. and Powerwave Technologies Inc.. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

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

         Government Regulation of Communications Industry. Radio frequency transmissions and emissions, and certain equipment used in connection therewith are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. For example, recently enacted laws and regulations which prohibit the use of hand held cellular telephones while operating a motor vehicle may have a material adverse affect on the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Environmental Regulations. The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company is liable for any potential claim, loss or expense incurred by Cree as a result of any inaccuracy or breach of the environmental representations and warranties made by the Company in connection with the sale of UltraRF. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results - Escrow Funds."

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

Company does not have a detailed disaster recovery plan and its facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of the Company's facilities in California and increase the Company's operating costs. In addition, the Company does not carry sufficient business interruption insurance to compensate it for losses that may occur and any losses or damages incurred could have a material adverse effect on the Company's business.

         Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, reliance on single source vendors, the timing difference between Nortel's requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, the market price of the shares of the common stock of Cree, concentration of stock ownership by a few entities resulting in a low float of the Company's common stock in the public market, general market conditions and other factors. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's Common Stock has fluctuated significantly in the past.

         Volatility of Cree's Common Stock Price. Pursuant to the Asset Purchase Agreement, the Company received as partial consideration for the sale of UltraRF, 1,815,402 shares of common stock of Cree. In January 2001, the Company sold 191,094 shares, which were held in escrow, for approximately $6,309,000 and realized a loss of approximately $481,000 from the sale of these securities. In the first quarter of fiscal 2002, the Company sold 739,000 shares of Cree common stock for approximately $22.2 million and recognized a loss of approximately $4.1 million. Between January to May 2001, the Company entered into various option arrangements, known as a cashless collar, expiring from August 2001 to May 2002, to hedge the remaining 885,000 shares of Cree common stock on hand. As a result, the Company is able to realize an average of $25.34 per share ("the floor price") for the 885,000 hedged shares if the share price of Cree is lower than the floor price when the options expire. If the Cree stock price exceeds an average of $41.21 ("the ceiling price") when the options expire, the Company may sell its hedged shares at the ceiling price or settle the options for a cash amount equal to the difference between the Cree stock price and the ceiling price. Until the options expire, the Company will be restricted from disposing of the hedged shares. The Company faces a number of risks due to the size of its ownership in Cree including the risk that its financial statements and results of operations reflect the Company's ownership stake in Cree, which impacts the Company's stock price. At July 1, 2001, the unrealized loss on the Company's investments in Cree common stock was approximately $8.3 million. The market price of the shares of Cree's common stock has been and is likely to continue to be highly volatile. Although the 885,000 shares of Cree common stock on hand have been hedged, the Company's investment in Cree common stock is subject to price fluctuation between the floor and ceiling prices of the option arrangements. Such volatility in the market price of Cree's common stock and the resulting impact on investors and analysts' perceptions of the change of the Company's valuation due to the size of its holdings in Cree common stock may adversely affect the market price of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Escrow Funds. Of the total consideration paid under the Asset Purchase Agreement, 191,094 shares of Cree common stock, valued at approximately $6.8 million on December 29, 2000, was held in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement over a 12-month period, ending in December 2001. On June 29, 2001, $3.2 million representing one-half of the proceeds from the sale of escrow shares plus interest earned was released from the escrow account. If any claims for indemnification are made against the Company anytime prior to December 29, 2001, whether meritorious or not, the Company may be delayed or precluded from realizing the remaining $3.2 million proceeds placed in escrow. In addition, the funds placed in escrow do not cover any potential claims, losses or expenses incurred by Cree as a direct or indirect result of any inaccuracy or breach of the intellectual property, taxes or environmental representations and warranties made by the Company in connection with the sale of UltraRF. The Company's liability with respect to any such potential claim, loss or expense incurred by Cree is unlimited and the filing of any such claim could materially adversely affect the Company's business, results of operations and financial condition. As of July 1, 2001, no claims for indemnification had been filed against the Company.

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

         The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio except for the option arrangements to hedge 885,000 shares of the Cree common stock on hand. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year up to five years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at July 1, 2001 and March 31, 2001 (dollars in thousands).

                                                July 1,            March 31,
                                                  2001                2001
                                                  ----                ----
           Average fixed interest rate              5.1%                5.5%
                                                =======             =======

           Amortized cost                       $38,812             $38,655
                                                =======             =======
           Fair value                           $39,128             $38,919
                                                =======             =======

           Contractual maturity dates:
                Less than 1 year                $14,607            $  8,931
                1 to 5 years                     24,521              29,988
                                                -------            --------
                                                $39,128             $38,919
                                                =======             =======

         Pursuant to the Asset Purchase Agreement, the Company received as partial consideration for the sale of UltraRF, 1,815,402 shares of common stock of Cree. In January 2001, the Company sold 191,094 shares, which were held in escrow, for approximately $6,309,000 and realized a loss of approximately $481,000 from the sale of these securities. In the first quarter of fiscal 2002, the Company sold 739,000 shares of Cree common stock for approximately $22.2 million and realized a loss of approximately $4.1 million. Between January to May 2001, the Company entered into various option arrangements, known as a cashless collar, expiring from August 2001 to May 2002, to hedge the remaining 885,000 shares of Cree common stock on hand. As a result, the Company is able to realize an average of $25.34 per share for the 885,000 hedged shares if the share price of Cree is lower than $25.34 when the options expire. If the Cree stock price exceeds an average of $41.21 when the options expire, the Company may sell its hedged shares at $41.21 or settle the options for a cash amount equal to the difference between the Cree stock price and the option price. Until the options expire, the Company will be restricted from disposing of the hedged shares unless it also disposes of the associated options. Following the adoption of SFAS 133 on April 1, 2001, the Cree common stock options were valued at approximately $2.3 million and included in the Company's short term investments at July 1, 2001. The value of these options will fluctuate with the share price of Cree. A fall in the fair value of Cree common stock below approximately
$25.34 at the expiration of the option arrangements would result in an approximate $3.0 million loss compared to the fair value of Cree related investments at July 1, 2001.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         --------

         Exhibit
          Number                         Description

         10.40.1 Form of Change in Control Severance Agreement between the Registrant and Joseph M. Madden, Harry W. Oh, and David S. Piazza.

         10.40.2     Change  in  Control   Severance   Agreement   between   the
                     Registrant and Thomas H. Waechter.

         10.40.3     Change  in  Control   Severance   Agreement   between   the
                     Registrant and Michael D. Angel.

         10.53 Loan Modification Agreement between the Company and Silicon Valley Bank dated August 2, 2001.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended July 1, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPECTRIAN CORPORATION

                                                 (Registrant)

Dated: August 3, 2001                  By:    /s/  MICHAEL D. ANGEL
                                            ---------------------------
                                                Michael D. Angel
                                            Executive Vice President,
                                           Finance and Administration,
                                      Chief Financial Officer and Secretary
                                        (Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                INDEX TO EXHIBITS

         Exhibit
          Number                            Description

         10.40.1 Form of Change in Control Severance Agreement between the Registrant and Joseph M. Madden, Harry W. Oh, and David S. Piazza.

         10.40.2     Change  in  Control   Severance   Agreement   between   the
                     Registrant and Thomas H. Waechter.

         10.40.3     Change  in  Control   Severance   Agreement   between   the
                     Registrant and Michael D. Angel.

         10.53 Loan Modification Agreement between the Company and Silicon Valley Bank dated August 2, 2001.