Form 10-Q
period 2001-09-30
SPECTRIAN CORP /CA/
filed 2001-11-09
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-Q
                                    ---------


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

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

                         Yes [ X ]           No [ ]


As of November 2, 2001 there were 11,359,690 shares of the Registrant's Common Stock outstanding.

================================================================================

                              SPECTRIAN CORPORATION

                                    FORM 10-Q

                                      INDEX

                      FOR QUARTER ENDED SEPTEMBER 30, 2001


                                                                                                               Page
                                                                                                               ----
                                               PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Condensed Consolidated Balance Sheets - September 30, 2001 and March 31, 2001...............     3

                Condensed Consolidated Statements Of Operations - Three Months and Six Months Ended
                    September 30, 2001 and October 1, 2000...............................................        4

                Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2001 and
                    October 1, 2000.........................................................................     5

                Notes to Condensed Consolidated Financial Statements........................................     6

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.......    15

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk..................................    33


                                                PART II - OTHER INFORMATION

ITEM 4.         Submission of Matters to a Vote of Security Holders.........................................    34

ITEM 6.         Exhibits and Reports on Form 8-K............................................................    35

Signatures..................................................................................................    36



                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            September 30,  March 31,
                                                                                2001        2001 (1)
                                                                              ---------    ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  61,201    $  36,397
   Restricted cash                                                                3,257        6,354
   Short-term investments                                                        40,912       73,512
   Accounts receivable, less allowance for doubtful
     accounts of $460 and $460, respectively                                     10,008       27,587
   Inventories                                                                   27,027       22,221
   Deferred tax asset                                                             3,818        3,818
   Prepaid expenses and other current assets                                      2,988        4,918
                                                                              ---------    ---------
     Total current assets                                                       149,211      174,807
Property and equipment, net                                                       9,756       11,632
Other assets                                                                      1,551        1,584
                                                                              ---------    ---------
     Total assets                                                             $ 160,518    $ 188,023
                                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  10,319    $  23,613
   Accrued liabilities                                                           12,337       13,958
   Income taxes payable                                                             697          750
   Deferred gain, current portion                                                28,850       31,550
   Capital lease obligations                                                        129         --
                                                                              ---------    ---------
     Total current liabilities                                                   52,332       69,871
Deferred gain, net of current portion                                             6,550       19,650
                                                                              ---------    ---------
     Total liabilities                                                           58,882       89,521
                                                                              ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock,  $0.001 par value,  5,000,000 shares  authorized;  none
      issued and outstanding, respectively                                         --           --
   Common  stock, $0.001  par  value, 20,000,000 shares authorized;
      12,594,086 and 12,501,026  shares  issued,  respectively; 11,456,086
      and 11,501,026 shares outstanding, respectively                                13           13
   Additional paid-in capital                                                   168,570      167,524
   Treasury stock, 1,138,000 and 1,000,000 shares of common stock held,         (16,195)     (14,789)
      respectively
   Deferred compensation expense                                                    (55)         (69)
   Accumulated other comprehensive gain (loss)                                      688      (22,856)
   Accumulated deficit                                                          (51,385)     (31,321)
                                                                              ---------    ---------
     Total stockholders' equity                                                 101,636       98,502
                                                                              ---------    ---------
     Total liabilities and stockholders' equity                               $ 160,518    $ 188,023
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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                     ---------------------------   ----------------------------
                                                     September 30,    October 1,    September 30,    October 1,
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
REVENUES                                                $ 20,370       $ 41,916       $ 50,810       $ 84,106
                                                        --------       --------       --------       --------
COSTS AND EXPENSES:
  Cost of revenues                                        23,767         34,714         53,619         69,982
  Research and development                                 5,863          5,341         11,795         10,942
  Selling, general and administrative                      4,615          6,206          9,323         11,866
  Restructuring costs                                       --             --              686           --
                                                        --------       --------       --------       --------
     Total costs and expenses                             34,245         46,261         75,423         92,790
                                                        --------       --------       --------       --------
OPERATING LOSS                                           (13,875)        (4,345)       (24,613)        (8,684)

INTEREST INCOME                                              934            523          1,821          1,120
INTEREST EXPENSE                                            --              (43)            (8)           (89)
OTHER INCOME (LOSS), NET                                  (2,897)          --            2,257           --
                                                        --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                                 (15,838)        (3,865)       (20,543)        (7,653)

INCOME TAXES                                                --             --               15             12
                                                        --------       --------       --------       --------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                              (15,838)        (3,865)       (20,558)        (7,665)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  --     ADOPTION OF SFAS 33                                --              --             494           --
                                                        --------       --------       --------       --------
NET LOSS                                                $(15,838)      $ (3,865)      $(20,064)      $ (7,665)
                                                        ========       ========       ========       ========
NET LOSS PER SHARE:
  Basic and diluted loss per share before cumulative
     effect of change in accounting principle           $  (1.37)      $  (0.35)      $  (1.77)      $ (0.70)
  Cumulative effect of change in accounting principle       --             --             0.04          --
                                                        --------       --------       --------       -------
  Basic and diluted net loss per share                  $  (1.37)      $  (0.35)      $  (1.73)      $ (0.70)
                                                        ========       ========       ========       ========


SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic and diluted                                       11,581         10,974         11,567         10,945
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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                  --------------------------
                                                                  September 30,   October 1,
                                                                      2001          2000
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                        $(20,064)     $ (7,665)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                  2,660         5,722
        Gain on the sale of UltraRF                                  (15,800)         --
        Net loss on sale of short-term investments                    13,035          --
        Loss on sale and write-off of property and equipment, net        789            23
        Stock option compensation expense                                 14           146
        Changes in operating assets and liabilities:
          Accounts receivable                                         17,579          (181)
          Inventories                                                 (4,806)        6,483
          Prepaid expenses and other assets                            1,963        (3,754)
          Accounts payable                                           (13,294)          806
          Accrued liabilities                                         (1,621)       (2,420)
          Income tax payable                                             (53)         --
                                                                    --------      --------
             Net cash used in operating activities                   (19,598)         (840)
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of short-term investments                               (24,574)         --
    Proceeds from sale and maturities of short-term investments       67,567         8,152
    Release of restricted cash                                         3,213          --
    Purchase of property and equipment                                (1,404)       (4,637)
    Proceeds from sale of property and equipment                        --              95
                                                                    --------      --------
             Net cash provided by investing activities                44,802         3,610
                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of debt and capital lease obligations                      (40)         (281)
    Proceeds from sales of common stock, net                           1,046         1,969
    Purchase of treasury stock                                        (1,406)         --
                                                                    --------      --------
             Net cash provided by (used in) financing activities        (400)        1,688
                                                                    --------      --------
Net increase in cash and cash equivalents                             24,804         4,458

Cash and cash equivalents, beginning of period                        36,397        11,553
                                                                    --------      --------
Cash and cash equivalents, end of period                            $ 61,201      $ 16,011
                                                                    ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                          $      8      $     89
                                                                    ========      ========
    Cash paid for income taxes                                      $     68      $     12
                                                                    ========      ========
    Acquisition of equipment under capital lease obligation         $    169      $   --
                                                                    ========      ========

See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles.
However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-26 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and the Company's unaudited consolidated financial statements in the Quarterly Report on Form 10-Q for the quarter ended July 1, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2002, or any other future period.


2.       SALE OF ULTRARF

         On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Inc. ("Cree"), Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock valued at $64,503,000, based upon the per share price at the date of closing, plus common stock of Cree with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. Of the total consideration received, 191,094 shares of Cree common stock were placed in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement over a 12-month period. In January 2001, the Company sold all the shares held in escrow for approximately $6,309,000 and recognized a loss of approximately $481,000 from the sale of these securities. On June 29, 2001, one-half of the cash proceeds from the sale of escrow shares plus interest earned in the amount of $3,213,000 was released from escrow. The remaining amount held in escrow plus interest earned totaling $3,257,000 on
September  30,  2001  was  classified  as  restricted   cash  in  the  financial
statements.

         For the quarter ended September 30, 2001, the Company sold 400,308 shares of Cree common stock for $5.8 million and realized a loss of $8.5 million. In addition, the Company exercised put options in relation to 485,000 shares of Cree common stock for proceeds of $12.4 million and realized a loss of $4.8 million.

         For the quarter ended July 1, 2001, the Company sold 739,000 shares of Cree common stock for $22.2 million and realized a loss of $4.1 million.

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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

         The Company realized an aggregate gain of $69.7 million from the sale of UltraRF assets, of which $58.0 million was deferred as noted above, with the balance of $11.7 million was recognized as other income during the quarter ended December 31, 2000. During the quarter ended September 30, 2001, Spectrian recognized a gain of $8.3 million as other income as the related purchase commitment was fulfilled by the Company. During the six months ended September 30, 2001, Spectrian recognized a gain of $15.8 million as other income as the related purchase commitment was fulfilled by the Company.


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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         Derivative Instruments and Hedging Activities

         The Company had an investment in the common stock of Cree (see Note 2 above). The Company's investment exposed it to a risk related to the effects of changes in price of Cree common stock. This financial exposure is monitored and managed by the Company. The Company's risk-management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company used cashless collars, which are combinations of option contracts to hedge this risk. The Company generally hedged 60 to 100 percent of its investment in Cree common stock. The Company excludes from its assessment of hedge effectiveness the gain or loss associated with the time value of the options.

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

         For the quarter ended September 30, 2001, the Company terminated 400,000 shares of Cree common stock options prior to their expiration dates and realized a gain of $4.4 million, which represented the proceeds realized upon termination of these options. In prior quarters, the Company had recorded unrealized gains of $2.3 million related to these options and therefore a $2.1 million net gain was recorded in the quarter ended September 30, 2001. At September 30, 2001, the Company held no Cree common stock or stock options.

         For the six months ended September 30, 2001, the Company terminated 615,000 shares of Cree, Inc. common stock options prior to their expiration dates and realized a gain of $4.4 million, which represented the proceeds realized upon termination of these options. Of this gain, $494,000 was recognized as a cumulative effect of change in accounting principle upon adoption of SFAS 133 and therefore a $3.9 million net gain was recorded in the six months ended September 30, 2001.

4.       OTHER INCOME (LOSS), NET

         Other income, net included (in thousands):

                                                        Three Months Ended                    Six Months Ended
                                                  --------------------------------    ---------------------------------
                                                   September 30,     October 1,        September 30,      October 1,
                                                       2001             2000               2001              2000
                                                  ---------------- ---------------    ---------------- ----------------
Gain on sale of UltraRF                              $   8,300            $--              $15,800            $--
Loss on sale of Cree, Inc. common stock                (13,311)            --              (17,429)            --
Net gain on Cree, Inc. common stock options              2,114             --                3,886             --
                                                      --------           ----              -------           ----
Other income (loss), net                              $ (2,897)           $--              $ 2,257            $--
                                                      ========           ====              =======           ====


                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

5.       BALANCE SHEET COMPONENTS

         Balance sheet components are as follows (in thousands):

                                                   September 30,   March 31,
                                                       2001          2001
                                                      -------       -------
Inventories:

     Raw materials                                    $12,794       $11,185
     Work in progress                                   2,632         5,699
     Finished goods                                    11,601         5,337
                                                      -------       -------
                                                      $27,027       $22,221
                                                      =======       =======
Property and equipment:

     Machinery and equipment                          $42,013       $47,341
     Software                                           3,727         3,819
     Leasehold improvements                             2,022         2,673
                                                      -------       -------
                                                       47,762        53,833
     Less accumulated depreciation and amortization    38,006        42,201
                                                      -------       -------
                                                      $ 9,756       $11,632
                                                      =======       =======
Accrued liabilities:

     Employee compensation and benefits               $ 2,506       $ 2,839
     Warranty                                           7,500         9,800
     Restructuring                                        240          --
     Other accrued liabilities                          2,091         1,319
                                                      -------       -------
                                                      $12,337       $13,958
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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on their financial position and results of operations. The Company will adopt SFAS 142 in the quarter beginning April 1, 2002.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business", however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.


7.       SHORT-TERM INVESTMENTS

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2001, the cash equivalents consisted of commercial paper and U.S. government securities.

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

         As of September 30, 2001 and March 31, 2001, short-term investments classified as available-for-sale securities were as follows (in thousands):

                                                                    Amortized         Unrealized         Fair
                   As of September 30, 2001                           Cost            Gain (Loss)        Value
---------------------------------------------------------------- ---------------- ----------------- -----------------
Government bonds and notes...................................        $ 25,651           $  296         $  25,947
Corporate bonds and notes....................................          37,307              392            37,699
                                                                     --------           ------           -------
                                                                       62,958              688            63,646
Less amounts classified as cash equivalents..................          22,734               --            22,734
                                                                     --------           ------          --------
Short-term investments.......................................        $ 40,224           $  688          $ 40,912
                                                                     ========           ======          ========

Contractual maturity dates of short-term investment in
  bonds and notes:
     Less than 1 year........................................                                           $ 10,985
     1 to 5 years............................................                                             29,927
                                                                                                        --------
                                                                                                        $ 40,912
                                                                                                        ========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                                    Amortized         Unrealized         Fair
                     As of March 31, 2001                             Cost            Gain (Loss)        Value
---------------------------------------------------------------- ---------------- ----------------- -----------------
Government bonds and notes...................................        $ 23,355        $     120          $ 23,475
Corporate bonds and notes....................................          41,164              144            41,308
Cree, Inc. common stock......................................          57,713          (33,397)           24,316
Cree, Inc. common stock options .............................              --           10,277            10,277
                                                                     --------        ---------          --------
                                                                      122,232          (22,856)           99,376
Less amounts classified as cash equivalents..................          25,864               --            25,864
                                                                     --------          -------          --------
Short-term investments.......................................        $ 96,368        $ (22,856)         $ 73,512
                                                                     ========        =========          ========

Contractual maturity dates of short-term investment in
  bonds and notes:
     Less than 1 year........................................                                           $  8,931
     1 to 5 years............................................                                             29,988
                                                                                                        --------
                                                                                                        $ 38,919
                                                                                                        ========

8.       TREASURY STOCK

         In September 2001, the Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. During the three months ended September 30, 2001, the Company repurchased 138,000 shares of the outstanding common stock for approximately $1.4 million. Treasury stock is carried at cost in the condensed consolidated balance sheets.


9.       PER SHARE COMPUTATION

         Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and six months ended September 30, 2001, 2,872,265 stock options were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods. For the three and six months ended October 1, 2000, 3,064,478 stock options were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


10.      SEGMENT INFORMATION

Geographic Segment Data:

         Revenue  from   unaffiliated   customers  by  geographic  region  as  a
percentage of revenues were as follows:

                                                  Three Months Ended                      Six Months Ended
                                           ----------------------------------     ---------------------------------
                                            September 30,      October 1,          September 30,     October 1,
                                                 2001             2000                 2001             2000
                                           ----------------- ----------------     ---------------- ----------------
         Canada                                   38%                46%                38%              40%
         United States                            20%                28%                29%              31%
         South Korea                              28%                 7%                17%               6%
         France                                    8%                15%                 4%              20%
         China                                    --                 --                  8%              --
         Other countries                           6%                 4%                 4%               3%
                                                -----              -----              -----            -----
         Total                                   100%               100%               100%             100%
                                                =====              =====              =====            =====


         The Company's long-lived assets are located in the following countries (in thousands):

                                     September 30,           March 31,
                                          2001                  2001
                                    -----------------     ----------------

         United States                  $  5,352             $   7,966
         Thailand                          2,646                 2,707
         South Korea                       1,335                   959
         China                               321                    --
         Malaysia                            102                    --
                                        --------             ---------
                                        $  9,756             $  11,632
                                        ========             =========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


11.      RESTRUCTURING COSTS

         During the quarter ended July 1, 2001, the Company decided to transfer its power amplifier repair operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with the decision, the Company recognized in the quarter ended July 1, 2001, an approximately $686,000 restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that have no future value to the Company. Approximately 60 employees engaged in the repair operations are anticipated to be terminated as a result of the restructuring. As of September 30, 2001, approximately 40 employees engaged in the repair operations were terminated. The Company anticipates that the restructuring will be substantially completed in the quarter ended December 30, 2001. The following table represents the restructuring activity that took place up through September 30, 2001 (in thousands):

                                                       Asset        Reduction in
                                                    Write-offs        Workforce          Other
                                                    (Non Cash)         (Cash)           (Cash)           Total
                                                   -------------- ------------------ -------------- ----------------
Accrual for restructuring charges                       $ 161           $ 485               $40         $ 686
Cash payment of severance costs                            --            (270)               --          (270)
Cash payment of other restructuring costs                  --              --               (15)          (15)
Write-off of property and equipment                      (161)             --                --          (161)
                                                        -----           -----            ------         -----
Balance at September 30, 2001                           $  --           $ 215            $   25         $ 240
                                                        =====           =====            ======         =====

         The balance of the restructuring accrual is included in accrued liabilities on the condensed consolidated balance sheets.


12.      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):

                                          Three Months Ended           Six Months Ended
                                       -------------------------   -------------------------
                                       September 30,  October 1,   September 30,  October 1,
                                           2001          2000          2001          2000
                                         --------      --------      --------      --------
Net loss                                 $(15,838)     $ (3,865)     $(20,064)     $ (7,665)
Realized loss on marketable securities
previously included in unrealized loss      8,883          --          12,987          --
Unrealized gain (loss) on marketable
securities                                   (201)          221        10,557           336
                                         --------      --------      --------      --------
Comprehensive income (loss)              $ (7,156)     $ (3,644)     $  3,480      $ (7,329)
                                         ========      ========      ========      ========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         The components of accumulated other comprehensive loss are as follows (in thousands):

                                                      September 30,   March 31,
                                                           2001          2001
                                                      -------------   ---------
      Unrealized gain (loss) on marketable securities      $688       $(22,856)
                                                           ====       =========

13.      COMMITMENTS

         Purchase Commitments

         As described in Note 2, the Company has signed a two-year supply agreement with Cree on December 29, 2000 to purchase $58.0 million of semiconductors. The Company fulfilled its purchase obligation for the quarter and the six months ended September 30, 2001 and recognized $8.3 million and $15.8 million of the deferred gain, respectively. As of September 30, 2001, the Company has an obligation to purchase an additional $35.4 million of semiconductors from Cree under the supply agreement, of which $28.9 million of purchases are required to be made over the next 12 months and $6.5 million of purchases are required to be made starting the third quarter of fiscal 2003.


14.      LINE OF CREDIT

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At September 30, 2001, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at September 30, 2001, was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at September 30, 2001 was 6% and 4.6%, respectively. The Company had no borrowings under the line of credit at September 30, 2001.


15.      SUBSEQUENT EVENTS

         From October 1 to November 8, 2001, the Company repurchased 152,000 shares of outstanding common stock for approximately $1.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include, but are not limited to: the statements in the second paragraph of "Overview" regarding the recognition in the future of gains on the sale of UltraRF and the effect of the sale of UltraRF on the Company's semiconductor cost, in the third paragraph regarding the impact on the Company of a loss of a major OEM customer and the future fluctuations of Nortel product orders, in the fourth paragraph regarding international sales as a percentage of future revenues and the impact of currency fluctuations on future revenues in the sixth paragraph regarding the timing of the transfer of power amplifier repair operations, and in the last paragraph regarding average selling prices and gross margins; the statements in the second paragraph under "Results of Operations - Cost of Revenues" regarding the gross margin as a percentage of net revenues; the statements under "Results of Operations - Restructuring Costs" regarding the timing of the completion of the restructuring and the reduction in force due to the reorganization; the statements under "Results of Operations - Research and Development" regarding new product development initiatives; the statements under "Results of Operations - Income Taxes" regarding the recoverability and the recording of the net deferred tax asset; the statements in the last paragraph under "Liquidity and Capital Resources" concerning the anticipated spending for capital additions for the next twelve months, the sufficiency of the Company's available resources to meet cash requirements and the factors which will determine the Company's future cash requirements; and the statements in "Factors Affecting Future Operating Results." Results could differ materially based on various factors including, but not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.

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

Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of common stock of Cree plus common stock with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall. Accordingly, Spectrian deferred $58 million of the gain on sale of UltraRF and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. In the quarter and six months ended September 30, 2001, Spectrian fulfilled its purchase obligation under the contract and recognized $8.3 million and $15.8 million of the deferred gain, respectively. Spectrian and Cree also entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components. Following the close of the sale of UltraRF, the Company no longer has revenues related to the sale of UltraRF products to third party customers. Additionally, as a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products have increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as has historically been the case.

         For the six months ended September 30, 2001, Nortel Networks Corporation ("Nortel") and Samsung Electronics Co., Ltd. ("Samsung"), accounted for approximately 70% and 13% of net revenues, respectively. For the six months ended October 1, 2000, Nortel and Verizon Communications ("Verizon") accounted for approximately 63% and 24% of net revenues, respectively. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the past, product orders from Nortel have fluctuated sharply and the Company does not currently sell any multicarrier products to Nortel, which has adversely affected the Company's revenues and earnings in prior fiscal periods. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will receive any orders for multicarrier products from Nortel in the future. If the Company is unable to find other customers to generate demand for its new and existing products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon, Samsung or any other major customer, or if orders by Nortel, Verizon, Samsung or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

         During the six months ended September 30, 2001 and October 1, 2000, sales outside of the United States were 71% and 69%, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea, China and France, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer were higher than the savings from costs of products, which adversely affected the Company's gross margins from January 1999 to November 2000. Although the Company has transitioned substantially all of its manufacturing activities to an outside contract manufacturer, the Company still has significant fixed costs and is therefore dependent upon substantial revenue to achieve and maintain profitability.

         Prior to July 2001, the Company serviced its power amplifier products in Sunnyvale, California. During the quarter ended July 1, 2001, the Company began to transition its power amplifier repair operations to a contract manufacturer located in Thailand. As of September 30, 2001, a majority of the Company's power amplifier products are serviced by the contract manufacturer in Thailand. The Company anticipates that the transfer of its remaining power amplifier repair operations will be substantially completed in the quarter ended December 30, 2001.

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


                                             Three Months Ended           Six Months Ended
                                          -------------------------   -------------------------
                                          September 30,  October 1,   September 30,  October 1,
                                             2001          2000          2001          2000
                                             -----         -----         -----         -----
NET REVENUES                                 100.0%        100.0%        100.0%        100.0%
                                             -----         -----         -----         -----
COSTS AND EXPENSES:
  Cost of revenues                           116.7          82.8         105.5          83.2
  Research and development                    28.8          12.7          23.3          13.0
  Selling, general and administrative         22.7          14.8          18.3          14.1
  Restructuring costs                         --            --             1.4          --
                                             -----         -----         -----         -----
     Total costs and expenses                168.2         110.3         148.5         110.3
                                             -----         -----         -----         -----
OPERATING LOSS                               (68.2)        (10.3)        (48.5)        (10.3)

INTEREST INCOME                                4.6           1.2           3.6           1.3
INTEREST EXPENSE                              --            (0.1)         --            (0.1)
OTHER INCOME (LOSS)                          (14.2)         --             4.4          --
                                             -----         -----         -----         -----
LOSS BEFORE INCOME TAXES                     (77.8)         (9.2)        (40.5)         (9.1)
INCOME TAXES                                  --            --            --            --
                                             -----         -----         -----         -----

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                       (77.8)         (9.2)        (40.5)         (9.1)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE - ADOPTION OF SFAS 133            --            --             1.0          --
                                             -----         -----         -----         -----
NET LOSS                                     (77.8)%        (9.0)%       (39.5)  %      (9.1)%
                                             =====         =====         =====         =====

GROSS MARGIN ON SALES                        (16.7)%        17.2%         (5.5)  %      16.8%
                                             =====         =====         =====         =====

         Net Revenues. The Company's net revenues decreased 51% to $20.4 million for the three months ended September 30, 2001 from $41.9 million for the three months ended October 1, 2000. The Company's net revenues decreased 40% to $50.8 million for the six months ended September 30, 2001 from $84.1 million for the six months ended October 1, 2000. The decrease in net revenues compared to the three and six months ended October 1, 2000 is primarily due to lower demand in all product lines as a result of delays and reductions in capital spending by the Company's customers and to a lesser degree due to a decline in the average selling prices of single carrier power amplifier ("SCPA") products and some multicarrier power amplifier ("MCPA") products. MCPA revenues decreased 21% to $7.2 million for the three months ended September 30, 2001 from $9.1 million for the three months ended October 1, 2000. SCPA revenues decreased 57% to $11.5 million for the three months ended September 30, 2001 from $26.5 million for the three months ended October 1, 2000. Broadband revenues decreased 100% to none for the three months ended September 30, 2001 from $3.8 million for the three months ended October 1, 2000. For the six months ended September 30, 2001, MCPA revenues decreased 23% to $13.7 million from $17.9 million for the six months ended October 1, 2000. SCPA revenues decreased 36% to $33.7 million for the six months ended September 30, 2001 from $52.5 million for the six months ended October 1, 2000. Broadband revenues decreased 94% to $600,000 for the six months ended September 30, 2001 from $9.7 million for the six months ended October 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier costs for the Company's products, internal amplifier assembly and test costs, radio frequency ("RF") semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of sales decreased by 32% to $23.8 million for the three months ended September 30, 2001 from $34.7 million for the three months ended October 1, 2000. The Company's cost of sales decreased by 23% to $53.6 million for the six months ended September 30, 2001 from $70.0 million for the six months ended October 1, 2000. The decrease on a dollar basis for the three and six months ended September 30, 2001 were due to lower sales, partially offset by the higher costs of semiconductors because purchases from UltraRF are at fair market value rather than at manufacturing cost as has historically been the case and increased allowances for excess and obsolete inventory and lower of cost or market.

         Gross margin on sales was negative 17% for the three months ended September 30, 2001 as compared to 17% for the three months ended October 1, 2000. Gross margin on sales was negative 6% for the six months ended September 30, 2001 as compared to 17% for the six months ended October 1, 2000. The decrease in gross margin was due to lower production volumes to absorb fixed overhead costs, a decline in the average selling prices of SCPA products and some MCPA products, and increased allowances for excess and obsolete inventory and lower of cost or market. The Company anticipates that gross margin as a percentage of net revenues will continue to be adversely effected due to continued declining average selling prices and as a result of the sale of the UltraRF division to Cree as the Company is required to purchase the LDMOS RF semiconductor parts at market price rather than recognizing the cost of revenues at the actual cost of production.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 10% to $5.9 million in the three months ended September 30, 2001 from $5.3 million in the three months ended October 1, 2000. The Company's R&D expenses increased by 8% to $11.8 million in the six months ended September 30, 2001 from $10.9 million in the six months ended October 1, 2000. As a percentage of net revenues, R&D expenses represented 29% of net revenues for the three months ended September 30, 2001 as compared to 13% of revenues for the three months ended October 1, 2000. As a percentage of net revenues, R&D expenses represented 23% of net revenues for the six months ended September 30, 2001 as compared to 13% of revenues for the six months ended October 1, 2000. The increase in R&D expenses on a dollar basis for the three and six months ended September 30, 2001 reflects new product development initiatives which the Company believes are required to meet current and future market and customer requirements and the cost of the development agreement between the Company and Cree. The increase in R&D expenses as a percentage of net revenues for the three and six months ended September 30, 2001 was due to higher R&D expense on a dollar basis and lower revenues as compared to the similar periods in the prior year.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses decreased by 26% to $4.6 million in the three months ended September 30, 2001 from $6.2 million in the three months ended October 1, 2000. The Company's SG&A expenses decreased by 21% to $9.3 million in the six months ended September 30, 2001 from $11.7 million in the six months ended October 1, 2000. As a percentage of net revenues, SG&A expenses represented 23% of net revenues for the three months ended September 30, 2001 as compared to 15% of net revenues for the three months ended October 1, 2000. As a percentage of net revenues, SG&A expenses represented 18% of net revenues for the six months ended September 30, 2001 as compared to 14% of net revenues for the six

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months ended October 1, 2000. The decrease in SG&A expenses on a dollar basis was primarily due to lower commissions associated with lower sales as compared to the similar periods in the prior year and reduced general and administrative spending as a result of the sale of UltraRF in December 2000. The increase in SG&A expenses as a percentage of net revenues for the three and six months ended September 30, 2001 was due to lower revenues as compared to the similar periods in the prior year.

         Restructuring Costs. During the quarter ended July 1, 2001, the Company decided to transfer its power amplifier repair operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with the decision, the Company recognized in the quarter ended July 1, 2001, an approximately $686,000 restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that have no future value to the Company. Approximately 60 employees engaged in the repair operations are anticipated to be terminated as a result of the restructuring. As of September 30, 2001, approximately 40 employees engaged in the repair operations were terminated. The Company anticipates that the restructuring will be substantially completed in the quarter ended December 30, 2001.

         Interest Income. Interest income for the three months ended September 30, 2001 increased to $0.9 million from $0.5 million for the three months ended October 1, 2000. Interest income for the six months ended September 30, 2001 increased to $1.8 million from $1.1 million for the six months ended October 1, 2000. The increase in interest income resulted from higher interest-bearing investment balances associated with higher average cash and cash equivalent balances, partially offset by lower average interest rates.

         Interest Expense. Interest expense for the three months ended September 30, 2001 decreased to none from $43,000 for the three months ended October 1, 2000. Interest expense for the six months ended September 30, 2001 decreased to $8,000 from $89,000 for the six months ended October 1, 2000. The decrease in interest expense was a result of substantially reduced average borrowing levels due to repayments of debt and capital lease obligations made in association with the sale of UltraRF in December 2000.

         Other Income and Loss. Other loss for the three months ended September 30, 2001 was $2.9 million as compared to none for the three months ended October 1, 2000. Other income for the six months ended September 30, 2001 was $2.3 million as compared to none for the six months ended October 1, 2000. Other loss for the three months ended September 30, 2001 includes a $13.3 million realized loss on the sale of Cree common stock, which was partially offset by $8.3 million of deferred gain recognized in the current period on the sale of UltraRF and a $2.1 million gain on Cree stock options. Other income for the six months ended September 30, 2001 includes $15.8 million of deferred gain recognized in the current period on the sale of UltraRF and a $3.9 million gain on Cree stock options, partially offset by a $17.4 million realized loss on sale of Cree common stock.

         Income Taxes. The Company did not record income tax expense except for minimum state taxes and foreign taxes in the three and six months ended September 30, 2001 and October 1, 2000. Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses in the fiscal years ended March 31, 2000 and March 31, 1999, the Company has provided a valuation allowance against deferred tax assets where the realization is uncertain. The valuation allowance reduces the net deferred tax asset to the amount that is estimated may be recovered through carryforward to future periods. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cumulative Effect of Change in Accounting Principle - Adoption of SFAS133. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on April 1, 2001. In the three months ended March 31, 2001 and the three months ended July 1, 2001, the Company entered into various option arrangements known as a cashless collar, to hedge its investment in Cree common stock, which was acquired through the sale of UltraRF. The Company has designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 gain cumulative effect adjustment in earnings as of April 1, 2001.

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

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business", however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.


Liquidity and Capital Resources

         The Company has financed its growth through sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

liquidity at September 30, 2001 consisted of cash and cash equivalent, restricted cash and short-term debt investments which total $105.4 million and bank borrowing arrangements.

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At September 30, 2001, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at September 30, 2001 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at September 30, 2001 was 6% and 4.6%, respectively. The Company had no borrowings under the line of credit at September 30, 2001.

         The Company's working capital decreased by $8.1 million to $96.9 million as of September 30, 2001 from $104.9 million as of March 31, 2001. The decrease was primarily attributable to a $10.9 million decrease in cash and short-term investments, a $17.6 million decrease in accounts receivable, a $1.9 million decrease in prepaids and other current assets, partially offset by a $4.8 million increase in net inventories, a $13.3 million decrease in accounts payable, a $1.6 million decrease in accrued liabilities and a $2.7 million decrease in short-term deferred gain as a result of fulfilling the $15.8 million minimum purchase commitments to Cree in the six months ended September 30, 2001, partially offset by the reclassification of $13.1 million from long-term deferred gain to short-term deferred gain.

         Cash used by operations was $19.6 million for the six months ended September 30, 2001 compared to cash used by operations for the six months ended October 1, 2000 of $0.8 million. Cash used by operations for the six months ended September 30, 2001 was principally the result of a $20.1 million net loss, a $15.8 million recognized non-cash gain from the sale of UltraRF, a $13.3 million decrease in accounts payable due to cash payments and lower production volumes associated with lower sales, a $4.8 million increase in net inventories due to increased finished goods caused by a lower than expected revenue compared with the Company's revenue outlook, a $1.6 million decrease in accrued liabilities, which were partially offset by a $13.0 million realized loss from the sale of short-term investments which resulted from the liquidation of all Cree common stock and options held as of March 31, 2001, a $17.6 million decrease in accounts receivable as a result of cash collected and lower sales, a $2.7 million depreciation and amortization expense, a $2.0 million decrease in prepaids and other assets, and a $0.8 million loss on the sale and write-off of property and equipment.

         Cash used by operations for the six months ended October 1, 2000 was principally the result of a $7.7 million net loss, a $3.8 million increase in prepaid expenses and other current assets and a $2.4 million reduction in accrued liabilities which were offset by a $6.4 million decrease in net inventories, a $0.8 million increase in accounts payable, which increased proportionately with production levels, and depreciation and amortization of $5.7 million.

         The Company's investing activities during the six months ended September 30, 2001 provided cash of approximately $44.8 million as compared to providing cash of $3.6 million for the six months ended October 1, 2000. Cash provided by investing activities during the six months ended September 30, 2001 resulted primarily from $67.6 million proceeds from sale and maturities of short-term investments, which included approximately $44.7 million generated from the sale of all Cree common stock and options held as of March 31, 2001, and $3.2 million from the release of restricted cash, which represented one-half of the amount held in escrow to secure the Company's representations, warranties and covenants related to the sale of UltraRF to Cree, partially offset by $24.6 million in purchases of short-term investments and $1.4 million in additions to property and equipment. Capital additions for the six months ended September 30, 2001 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cash provided by investing activities during the six months ended October 1, 2000 resulted primarily from $8.2 million in net proceeds from sale and maturities of short-term investments which were partially offset by $4.6 million in additions to property and equipment. Capital additions for the six months ended October 1, 2000 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

         The Company's financing activities during the six months ended September 30, 2001 used cash of approximately $0.4 million as compared to providing $1.7 million of cash for the six months ended October 1, 2000. Cash used by financing activities during the six months ended September 30, 2001 was the result of $1.4 million in purchases of treasury stock, which was partially offset by $1.0 million proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity.

         Cash provided by financing activities during the six months ended October 1, 2000 was the result of $2.0 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $0.3 million in repayments of debt and capital lease obligations.

         In September 2001, the Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. During the three months ended September 30, 2001, the Company repurchased approximately 138,000 shares of its common stock for approximately $1.4 million. As part of the sale of UltraRF, the Company has committed to purchase $58.0 million of semiconductors over the two-year period ending December 2002. As of September 30, 2001, the Company has an obligation to purchase an additional $35.4 million of semiconductors from Cree. The Company anticipates spending approximately $5.0 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements and development projects. Based on the Company's current working capital position and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Nortel, Verizon and Samsung. The wireless infrastructure equipment market is dominated by a small number of large OEMs and wireless service providers, including Ericsson, Nokia, Lucent,
Motorola, Samsung, Nortel, Verizon and Siemens. The Company's revenues are derived primarily from sales to a limited number of these customers, in particular, Nortel, Verizon and Samsung. Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Nortel, Verizon or Samsung, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the first and second quarters of the fiscal year ended March 31, 2001 (`fiscal 2001") product orders from Nortel fell drastically and the Company does not currently sell any multicarrier amplifier products to Nortel, which has adversely affected the Company's business. There can be no assurance that the Company will receive any product orders for multicarrier amplifier products from Nortel in the future. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business, financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel, Verizon or Samsung or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon, Samsung and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

         Fluctuations in Operating Results. The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to: the timing, cancellation, delay or rescheduling of OEM customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM customers; the acceptance of such products by wireless equipment OEMs and their customers; relative variations in manufacturing efficiencies and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's products; the timing and level of product and process development costs; changes in inventory levels; the relative strength or weakness of international financial markets and the financial strength of domestic financial markets. Anticipated orders from the Company's OEM customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in OEM customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the past has caused significant fluctuations in the Company's product sales. During the six months ended September 30, 2001, the Company experienced negative sales growth

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

as a result of delays and reductions in capital spending by the Company's customers. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will experience in the future the same annual revenue growth that it did in fiscal 2000 and 2001. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. Currently, the Company has a relatively high level of inventory on hand. Consequently, if customer demand falls below the Company's forecast, it may experience charges related to the write down of inventory. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Economic Recession or other Economic Conditions. The Company's revenues are derived primarily from sales to wireless service providers and OEMs in the wireless infrastructure equipment market. Any significant downturn in the wireless infrastructure equipment market, or domestic or international conditions, which result in the reduction of capital expenditure budgets or the delay in product orders of the Company's customers would likely produce a decline in demand for the Company's power amplifier products. Since early 2000, the wireless infrastructure equipment market has experienced a significant decline in revenue and product orders. In addition, the terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks may negatively impact the economy in general. If the Company's customers decide to delay their product orders or reduce their capital expenditures as a result of any of these occurrences, the Company's results of operations, revenues and financial condition would be adversely affected.

         Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products, especially in the market for its SCPAs. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition has increased the downward pricing pressure on the Company's products. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Purchase and Supply Agreement with Cree. In connection with the Company's completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement, dated as of December 29, 2000 by and between the Company and Zoltar (subsequently renamed "UltraRF, Inc."). Pursuant to the Purchase and Supply Agreement, the Company committed to purchase and accept delivery from UltraRF of $58 million of semiconductors over a two-year period starting January 2001. The quarterly commitments to purchase and accept delivery of semiconductor components from UltraRF range from approximately $6.6 million to $9.2 million. The Company's need for UltraRF components during a calendar quarter may be insufficient to satisfy its minimum commitments for such calendar quarter. In such event, the Company would be obligated to purchase excess inventory that it may never utilize or to pay a shortfall surcharge, either of which could have a material adverse effect on the Company's business, financial condition, and cash flows.

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

         Sole or Limited Sources of Products, Materials and Services. The Company currently procures from single sources power amplifier assemblies, certain specialized semiconductors, components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. In fiscal 2001, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is greater than the committed delivery schedule of some of its customers, such as Nortel. In addition, the Company began the process of transferring its power amplifier repair operations to the same contract manufacturer in Thailand in the quarter ended July 1, 2001 and expects to substantially complete this transfer in the quarter ended December 30, 2001. Upon completion of this transfer, the Company will no longer have significant amplifier repair capacity. On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 to Cree. As a result, the Company no longer manufactures bipolar and LDMOS RF power semiconductors, which are critical components in the Company's power amplifier products. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which the Company is obligated to purchase from Cree an aggregate of $58 million of semiconductors. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing and repair services strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components and reliance on the financial strength and continued relationship with the contract manufacturer. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify the components with each new vendor or contract manufacturer, respectively. Any inability of the Company to obtain timely deliveries of components, repair services or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

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

         The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include, Andrew Corporation, Celiant Corporation, Fujitsu, Japan Radio Co. Ltd., Hitachi Kokusai Electric Inc., Mitsubishi, Hung Chang Co. Ltd., Paradigm Communications, Inc., Powerwave Technologies Inc., Wireless Systems International Ltd. and Wiseband Communications Ltd.

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

         The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls. The Company can give no assurance that it will be able to manage its growth effectively. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may, from time to time, pursue the acquisition of other companies, technology, assets or product lines that complement or expand its existing business. The Company may also, from time to time, pursue divestitures of existing operations, technology or assets. Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results. These risks include the diversion of management's attention from day-to-day business, the fluctuation of operating results due to the timing of charges for costs associated with acquisitions or divestitures, the difficulty of combining and assimilating the operations and personnel of the acquired companies, the difficulty of separating a divested operation from the remaining operations, charges to the Company's earnings as a result of the purchase of intangible assets, and the potential loss of key employees as a result of an acquisition or divestiture. Should any acquisition or divestiture take place, we can give no assurance that this transaction will not materially and adversely affect the Company or that any such transaction will enhance the Company's business.

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

         Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, reliance on single source vendors, the timing difference between Nortel's requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, concentration of stock ownership by a few entities resulting in a low float of the Company's common stock in the public market, general market conditions and other factors. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's Common Stock has fluctuated significantly in the past.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Escrow Funds. Of the total consideration paid to Spectrian by Cree under the Asset Purchase Agreement, 191,094 shares of Cree common stock, valued at approximately $6.8 million on December 29, 2000, were held in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement over a 12-month period, ending in December 2001. On June 29, 2001, $3.2 million representing one-half of the proceeds from the sale of escrow shares plus interest earned was released from the escrow account. If any claims for indemnification are made against the Company anytime prior to December 29, 2001, whether meritorious or not, the Company may be delayed or precluded from realizing the remaining $3.3 million proceeds placed in escrow. In addition, the funds placed in escrow do not cover any potential claims, losses or expenses incurred by Cree as a direct or indirect result of any inaccuracy or breach of the intellectual property, taxes or environmental representations and warranties made by the Company in connection with the sale of UltraRF. The Company's liability with respect to any such potential claim, loss or expense incurred by Cree is unlimited and the filing of any such claim could materially adversely affect the Company's business, results of operations and financial condition. As of September 30, 2001, no claims for indemnification had been filed against the Company.

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

         The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year up to five years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at September 30, 2001 and March 31, 2001 (dollars in thousands).

                                           September 30,          March 31,
                                               2001                 2001
                                          ---------------     -----------------
           Average fixed interest rate            4.6%                 5.5%
                                              =======             ========

           Amortized cost                     $40,224             $ 38,655
                                              =======             ========
           Fair value                         $40,912             $ 38,919
                                              =======             ========

           Contractual maturity dates:
                Less than 1 year              $10,985             $  8,931
                1 to 5 years                   29,927               29,988
                                              -------             --------
                                              $40,912             $ 38,919
                                              =======             ========

                           PART II - OTHER INFORMATION


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 7, 2001 at 10:00 a.m. local time, at 350 West Java Drive, Sunnyvale, California. The Annual Meeting was held for the purpose of (i) electing seven directors to serve for the ensuing year and until their successors are duly elected and qualified, (ii) approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 shares to 25,000,000 shares, (iii) ratifying and approving the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending March 31, 2002,
(iv) considering a stockholder proposal regarding a stock repurchase program, and (v) transacting such other business as may properly come before the Annual Meeting.


         Proposal No. 1 - Election of Seven Members of the Board of Directors:

         The   following   persons  were  duly  elected  to  the  Board  by  the
stockholders for a one year term or until their successors are elected and qualified:

                NOMINATION                      FOR              ABSTAINED
         -------------------------------- ------------------ -------------------

         Garrett A. Garrettson                 10,815,140            195,776
         Martin Cooper                         10,954,733             56,183
         Charles D. Kissner                    10,955,333             55,583
         Henry C. Montgomery                   10,954,750             56,166
         Robert W. Shaner                       8,148,015          2,862,901
         Thomas H. Waechter                    10,804,779            206,137
         Robert C. Wilson                      10,954,233             56,683


         Proposal No. 2 - Approval of an Amendment to the Company's Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 20,000,000 Shares to 25,000,000 Shares:

                                                                                                   BROKER
                     FOR                      AGAINST                  ABSTAINED                  NON-VOTE
         ---------------------------- ------------------------- ------------------------- --------------------------
                 10,744,865                   250,548                    15,503                       0

         Proposal   No.   3   -    Ratification    of   the    Appointment    of
PricewaterhouseCoopers LLP as the Company's Independent Accountants for the Fiscal Year Ending March 31, 2002:

                                                                                                        BROKER
                     NOMINATION                     FOR           AGAINST          ABSTAINED           NON-VOTE
         ------------------------------------ ---------------- --------------- ------------------- -----------------
         PricewaterhouseCoopers LLP             10,958,043         43,861            9,012                0

         Proposal No. 4 - Consideration on a Stockholder Proposal Regarding a Stock Repurchase Program:

                                                                                                   BROKER
                     FOR                      AGAINST                  ABSTAINED                  NON-VOTE
         ---------------------------- ------------------------- ------------------------- --------------------------
                  1,109,123                  6,747,481                   59,809                   3,094,503

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

            Exhibit
             Number                      Description
             ------                      -----------

            10.54 Loan Modification Agreement between the Company and Silicon Valley Bank dated September 28, 2001.


         (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2001.

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


                                           SPECTRIAN CORPORATION
                                           ---------------------
                                               (Registrant)


Dated: November 9, 2001              By:    /s/  MICHAEL D. ANGEL
                                          ---------------------------
                                              Michael D. Angel
                                          Executive Vice President,
                                         Finance and Administration,
                                    Chief Financial Officer and Secretary
                                      (Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                INDEX TO EXHIBITS



  Exhibit                                                        Sequentially
   Number                         Description                    Numbered Page
   ------                         -----------                    -------------

   10.54          Loan   Modification   Agreement   between  the
                  Company   and   Silicon   Valley   Bank  dated
                  September 28, 2001.                                    __