Form 10-Q
period 2001-12-30
SPECTRIAN CORP /CA/
filed 2002-02-08
CIK 925054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2001.

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

                Yes   [ X ]                 No     [  ]

As of January 31, 2002 there were 11,388,422 shares of the Registrant's Common Stock outstanding.

================================================================================

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                              SPECTRIAN CORPORATION

                                    FORM 10-Q

                                      INDEX

                       FOR QUARTER ENDED DECEMBER 30, 2001

                                                                                                               Page

                                               PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets - December 30, 2001 and March 31, 2001................     3

                Condensed Consolidated Statements Of Operations - Three Months and Nine Months Ended
                    December 30, 2001 and December 31, 2000..............................................        4

                Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 30, 2001 and
                    December 31, 2000.......................................................................     5

                Notes to Condensed Consolidated Financial Statements........................................     6

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.......    15

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk..................................    33

                                                PART II - OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K............................................................    34

Signatures..................................................................................................    35

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                             December 30,           March 31,
                                                                                                 2001                2001 (1)
                                                                                          ------------------    -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                    $  52,117           $  36,397
   Restricted cash                                                                                     --               6,354
   Short-term investments                                                                          43,064              73,512
   Accounts receivable, less allowance for doubtful
     accounts of $460 and $460, respectively                                                       17,048              27,587
   Inventories                                                                                     23,888              22,221
   Income taxes receivable                                                                          1,830                  --
   Deferred tax asset                                                                               1,988               3,818
   Prepaid expenses and other current assets                                                        5,421               4,918
                                                                                                 --------            --------
     Total current assets                                                                         145,356             174,807

Property and equipment, net                                                                         9,892              11,632
Other assets                                                                                        3,613               1,584
                                                                                                 --------            --------
     Total assets                                                                                $158,861            $188,023
                                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                              $ 16,483           $  23,613
   Accrued liabilities                                                                             14,060              13,958
   Income taxes payable                                                                               697                 750
   Deferred gain, current portion                                                                  27,900              31,550
   Capital lease obligations                                                                           98                  --
                                                                                                 --------            --------
     Total current liabilities                                                                     59,238              69,871

Deferred gain, net of current portion                                                                  --              19,650
                                                                                                 --------            --------
     Total liabilities                                                                             59,238              89,521
                                                                                                 --------            --------

STOCKHOLDERS' EQUITY:
   Preferred  stock,  $0.001 par value,  5,000,000  shares  authorized;  none issued and
      outstanding                                                                                     --                   --
   Common  stock,  $0.001  par  value,  20,000,000  shares  authorized;  12,649,690  and
      12,501,026   shares  issued,   respectively;   11,355,990  and  11,501,026  shares
      outstanding, respectively                                                                        13                  13
   Additional paid-in capital                                                                     168,979             167,524
   Treasury stock, 1,293,700 and 1,000,000 shares of common stock held, respectively              (17,669)            (14,789)
   Deferred compensation expense                                                                      (47)                (69)
   Accumulated other comprehensive income (loss)                                                      543             (22,856)
   Accumulated deficit                                                                            (52,196)            (31,321)
                                                                                               ----------          ----------
     Total stockholders' equity                                                                    99,623              98,502
                                                                                               ----------           ---------
     Total liabilities and stockholders' equity                                                  $158,861            $188,023
                                                                                                 ========            ========

(1) Derived from the March 31, 2001 audited balance sheet included in the 2001 Annual Report on Form 10-K of Spectrian Corporation.

     See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                   Nine Months Ended
                                                       --------------------------------    --------------------------------
                                                        December 30,     December 31,       December 30,     December 31,
                                                            2001             2000               2001             2000
                                                       --------------------------------    --------------------------------
REVENUES                                                 $   25,457       $   51,398         $   76,267       $  135,504
                                                         ----------       ----------         ----------       ----------
COSTS AND EXPENSES:
  Cost of revenues                                           24,030           39,490             77,649          109,472
  Research and development                                    5,709            5,422             17,504           16,364
  Selling, general and administrative                         4,862            5,267             14,185           17,133
  Restructuring costs                                            --               --                686               --
                                                         ----------       ----------         ----------       ----------
     Total costs and expenses                                34,601           50,179            110,024          142,969
                                                         ----------       -----------        ----------       ----------

OPERATING INCOME (LOSS)                                      (9,144)           1,219            (33,757)          (7,465)

INTEREST INCOME                                                 836              563              2,657            1,683
INTEREST EXPENSE                                                 (3)             (73)               (11)            (162)
OTHER INCOME, NET                                             7,500           11,701              9,757           11,701
                                                         ----------       ----------         ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES                              (811)          13,410            (21,354)           5,757

INCOME TAXES                                                     --               --                 15               12
                                                         ----------       ----------         ----------       ----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE
                                                               (811)          13,410            (21,369)           5,745
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE
  -  ADOPTION OF SFAS 133                                        --               --                494               --
                                                         ----------       ----------         ----------       ----------
NET INCOME (LOSS)                                        $     (811)      $   13,410         $  (20,875)      $    5,745
                                                         ===========      ==========         ==========       ==========
NET INCOME (LOSS) PER SHARE:
  Basic income (loss) per share before cumulative
     effect of change in accounting principle            $    (0.07)      $     1.20         $    (1.86)      $     0.52
  Cumulative effect of change in accounting
     principle                                                   --               --               0.04               --
                                                         ----------       ----------         ----------       ----------
  Basic net income (loss) per share                      $    (0.07)      $     1.20         $    (1.82)      $     0.52
                                                         ==========       ==========         ==========       ==========

  Diluted income (loss) per share before cumulative
     effect of change in accounting principle            $    (0.07)      $     1.19         $    (1.86)      $     0.51
  Cumulative effect of change in accounting
     principle                                                   --               --               0.04               --
                                                         ----------       ----------         ----------       ----------
  Diluted net income (loss) per share                    $    (0.07)      $     1.19         $    (1.82)      $     0.51
                                                         ==========       ==========         ==========       ==========
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic                                                      11,360           11,154             11,498           11,014
                                                         ==========       ==========         ==========       ==========
  Diluted                                                    11,360           11,270             11,498           11,251
                                                         ==========       ==========         ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                  -----------------------------------
                                                                                    December 30,      December 31,
                                                                                        2001              2000
                                                                                  -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                               $ (20,875)         $    5,745
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                   3,853               8,294
        Gain on the sale of UltraRF                                                   (23,300)            (11,701)
        Net loss on sale of short-term investments                                     13,049                   7
        Loss on sale and write-off of property and equipment, net                         985                  48
        Stock option compensation expense                                                  22                 154
        Changes in deferred tax asset                                                   1,830              (4,800)
        Changes in operating assets and liabilities:
          Accounts receivable                                                          10,539              (3,967)
          Inventories                                                                  (1,667)              6,858
          Prepaid expenses and other assets                                              (532)             (1,415)
          Income taxes receivable                                                      (1,830)                 --
          Accounts payable                                                             (7,130)              2,991
          Accrued liabilities                                                             102                 (57)
          Income tax payable                                                              (53)              4,800
                                                                                    ----------         ----------
             Net cash provided by  (used in) operating activities                     (25,007)              6,957
                                                                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of short-term investments                                                (30,349)             (2,966)
    Proceeds from sale and maturities of short-term investments                        71,021               9,182
    Purchase of minority investment in Paragon Communications Ltd.                     (2,000)                 --
    Release of restricted cash                                                          6,480                  --
    Purchase of property and equipment                                                 (2,929)             (6,757)
    Cost associated with sale of UltraRF                                                   --              (2,791)
    Proceeds from sale of property and equipment                                           --                  98
                                                                                    ----------         ----------
             Net cash provided by (used in) investing activities                       42,223              (3,234)
                                                                                    ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of debt and capital lease obligations                                       (71)             (1,964)
    Proceeds from sales of common stock, net                                            1,455               4,906
    Purchase of treasury stock                                                         (2,880)                 --
                                                                                    ----------         ----------
             Net cash provided by (used in) financing activities                       (1,496)              2,942
                                                                                    ----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              15,720               6,665

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         36,397              11,553
                                                                                    ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $52,117          $   18,218
                                                                                    ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                          $      11          $      162
                                                                                    ==========         ==========
    Cash paid for income taxes                                                      $      68          $       12
                                                                                    ==========         ==========
    Acquisition of equipment under capital lease obligation                         $     169          $       --
                                                                                    ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles.
However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-26 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and the Company's unaudited consolidated financial statements in the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2001 and July 1, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2002, or any other future period.

2.       SALE OF ULTRARF

         On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Inc. ("Cree"), Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock then valued at $64,503,000, based upon the per share price at the date of closing, plus common stock of Cree with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. Of the total consideration received, 191,094 shares of Cree common stock were placed in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement over a 12 month period. In January 2001, the Company sold all the shares held in escrow for approximately $6,309,000 and recognized a loss of approximately $481,000 from the sale of these securities. On June 29, 2001, one-half of the cash proceeds from the sale of escrow shares plus interest earned in the amount of $3,213,000 was released from escrow. On December 29, 2001, the remaining amount held in escrow plus interest earned totaling $3,267,000 was released from escrow.

         For the three months ended December 30, 2001, the Company did not have any gain or loss from the sale of Cree common stock. For the six months ended September 30, 2001, the Company sold 1,139,308 shares of Cree common stock for $27.9 million and realized a loss of $12.6 million. In addition, the Company exercised put options in relation to 485,000 shares of Cree common stock for proceeds of $12.4 million and realized a loss of $4.8 million. As of September 30, 2001, the Company had disposed of all shares of Cree common stock received as consideration under the Asset Purchase Agreement.

         As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement, as amended on October 19, 2001, under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to pay Cree the amount of the shortfall. Accordingly, the Company deferred $58 million of the gain on sale of UltraRF and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. In addition, Spectrian and Cree entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components, under which Spectrian paid to Cree a development fee of $2.4 million in four quarterly installments of

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

$600,000 beginning in April 2001. The joint development agreement expired on December 29, 2001 and the Company has paid Cree all fees due under the agreement. The Company also subleased one of the facilities in Sunnyvale, California to Cree for a term of 11 years (with three options to extend the lease an additional five years) with similar terms as the lease agreement between the Company and its landlord.

         The Company realized an aggregate gain of $69.7 million from the sale of UltraRF assets, of which $58.0 million was deferred, with the balance of $11.7 million recognized as other income during the three months ended December 31, 2000. During the quarter ended December 30, 2001, Spectrian recognized a gain of $7.5 million as other income as the related purchase commitment was fulfilled by the Company. During the nine months ended December 30, 2001, Spectrian recognized a gain of $23.3 million as other income as the related purchase commitment was fulfilled by the Company.

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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

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

         The Company did not have any gain or loss from the sale of Cree stock options for the three months ended December 30, 2001. For the nine months ended December 30, 2001, the Company terminated 615,000 shares of Cree stock options prior to their expiration dates and realized a gain of $4.4 million, which represented the proceeds realized upon termination of these options. Of this gain, $494,000 was recognized as a cumulative effect of change in accounting principle upon adoption of SFAS 133 and therefore a $3.9 million net gain was recorded in the nine months ended December 30, 2001. As of December 30, 2001, the Company has no derivative financial instruments.

4.       OTHER INCOME, NET

         Other income, net included (in thousands):

                                                        Three Months Ended                   Nine Months Ended
                                                 ---------------------------------    ---------------------------------
                                                  December 30,     December 31,        December 30,     December 31,
                                                      2001             2000                2001             2000
                                                 ---------------------------------    ---------------------------------
Gain on sale of UltraRF                              $  7,500         $ 11,701            $ 23,300       $ 11,701
Loss on sale of Cree, Inc. common stock                    --               --             (17,429)            --
Net gain on Cree, Inc. common stock options                --               --               3,886             --
                                                     --------         --------            --------       --------
Other income, net                                    $  7,500         $ 11,701            $  9,757       $ 11,701
                                                     ========         ========            ========       ========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

5.       BALANCE SHEET COMPONENTS

     Balance sheet components are as follows (in thousands):

                                                        December 30,   March 31,
                                                           2001          2001
                                                       ------------   ----------
     Inventories:

       Raw materials                                     $13,864        $11,185
       Work in progress                                    1,675          5,699
       Finished goods                                      8,349          5,337
                                                         -------        -------
                                                         $23,888        $22,221
                                                         =======        =======
     Property and equipment:

       Machinery and equipment                           $43,021        $47,341
       Software                                            3,747          3,819
       Leasehold improvements                              2,023          2,673
                                                         -------        -------
                                                          48,791         53,833
       Less accumulated depreciation and amortization     38,899         42,201
                                                         -------        -------
                                                        $  9,892        $11,632
                                                         =======        =======
     Accrued liabilities:

       Employee compensation and benefits               $  3,124        $ 2,839
       Warranty                                            6,700          9,800
       Restructuring                                         161             --
       Other accrued liabilities                           4,075          1,319
                                                         -------        -------
                                                         $14,060        $13,958
                                                         =======        =======

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 to date has not had a significant impact on their financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements. The Company will adopt SFAS 142 in the quarter beginning April 1, 2002.

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

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

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

7.       SHORT-TERM INVESTMENTS

         The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of December 30, 2001, the cash equivalents consisted of commercial paper and U.S. government securities.

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

         As of December 30, 2001 and March 31, 2001, short-term investments classified as available-for-sale securities were as follows (in thousands):

                                                            Amortized      Net Unrealized         Fair
                    As of December 30, 2001                    Cost             Gain             Value
----------------------------------------------------------------------------------------------------------
Government bonds and notes...............................    $ 23,332          $    259       $ 23,591
Corporate bonds and notes................................      40,179               284         40,463
                                                             --------          --------       --------
                                                               63,511               543         64,054
Less amounts classified as cash equivalents..............      20,990                --         20,990
                                                             --------          --------       --------
Short-term investments...................................    $ 42,521          $    543       $ 43,064
                                                             ========          ========       ========

Contractual maturity dates of short-term investment in
   bonds and notes:
     Less than 1 year....................................                                     $ 13,478
     1 to 5 years........................................                                       29,586
                                                                                              --------
                                                                                              $ 43,064
                                                                                              ========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

                                                            Amortized     Net Unrealized        Fair
                     As of March 31, 2001                      Cost         Gain (Loss)         Value
----------------------------------------------------------------------------------------------------------
Government bonds and notes...............................    $ 23,355       $    120          $ 23,475
Corporate bonds and notes................................      41,164            144            41,308
Cree, Inc. common stock..................................      57,713        (33,397)           24,316
Cree, Inc. common stock options .........................          --         10,277            10,277
                                                             --------       ---------         --------
                                                              122,232        (22,856)           99,376
Less amounts classified as cash equivalents..............      25,864             --            25,864
                                                             --------       ---------         --------
Short-term investments...................................    $ 96,368       $(22,856)         $ 73,512
                                                             ========       =========         ========

Contractual maturity dates of short-term investment in
  bonds and notes:
     Less than 1 year........................................                                 $  8,931
     1 to 5 years............................................                                   29,988
                                                                                              --------
                                                                                              $ 38,919
                                                                                              ========

8.       TREASURY STOCK

         In September 2001, the Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. During the three months ended December 30, 2001, the Company repurchased 155,700 shares of the outstanding common stock for approximately $1.5 million. During the nine months ended December 30, 2001, the Company repurchased 293,700 shares of the outstanding common stock for approximately $2.9 million. Treasury stock is carried at cost in the condensed consolidated balance sheets.

9.       PER SHARE COMPUTATION

         Basic net income  (loss) per share is computed  by dividing  net income
(loss)  by the  weighted-average  number of common  shares  outstanding  for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and nine months ended December 30, 2001, 2,936,608 stock options were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods. For the three and nine months ended December 31, 2000, options to purchase 2,222,079 and 1,499,300 common shares were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares.

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

10.      SEGMENT INFORMATION

Geographic Segment Data:

         Revenue  from   unaffiliated   customers  by  geographic  region  as  a
percentage of revenues were as follows:

                                 Three Months Ended                      Nine Months Ended
                          ----------------------------------     ----------------------------------
                            December 30,     December 31,         December 30,      December 31,
                                2001             2000                 2001              2000
                          ----------------- ----------------     ---------------- -----------------
  Canada                          6%                40%                27%              41%
  United States                  51%                23%                36%              27%
  South Korea                    20%                28%                18%              15%
  France                          4%                 8%                 4%              16%
  China                          11%                 --                 9%              --
  Brazil                          7%                 1%                 4%               1%
  Other countries                 1%                 --                 2%              --
                               -----              -----              -----            -----
  Total                         100%               100%               100%             100%
                               =====              =====              =====            =====

         The Company's long-lived assets are located in the following countries (in thousands):

                                            December 30,      March 31,
                                               2001             2001
                                        ----------------- ----------------
  United States                            $  4,977          $  7,966
  Thailand                                    3,266             2,707
  South Korea                                 1,024               959
  China                                         479                --
  Malaysia                                      146                --
                                            -------           -------
                                            $ 9,892           $11,632
                                            =======           =======

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

11.      RESTRUCTURING COSTS

         During the three months ended July 1, 2001, the Company decided to transfer its power amplifier repair operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with the decision, the Company recognized in the three months ended July 1, 2001, an approximately $686,000 restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that have no future value to the Company. Approximately 60 employees engaged in the repair operations are anticipated to be terminated as a result of the restructuring. As of December 30, 2001, approximately 50 employees engaged in the repair operations have been terminated. The Company anticipates that the restructuring will be completed no later than June 30, 2002. The following table represents the restructuring activity that took place up through December 30, 2001 (in thousands):

                                                         Asset       Reduction in
                                                      Write-offs       Workforce         Other
                                                      (Non Cash)        (Cash)           (Cash)         Total
                                                   -------------- ------------------ -------------- -------------
Accrual for restructuring charges                       $ 161           $ 485               $40         $ 686
Cash payment of severance costs                            --            (356)               --          (356)
Cash payment of other restructuring costs                  --              --                (8)           (8)
Write-off of property and equipment                      (161)             --                --          (161)
                                                        -----           -----            ------         -----
Balance at December 30, 2001                            $  --           $ 129            $   32         $ 161
                                                        =====           =====            ======         =====

         The balance of the restructuring accrual is included in accrued liabilities on the condensed consolidated balance sheets.

12.      COMPREHENSIVE INCOME (LOSS)

         Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):

                                               Three Months Ended                   Nine Months Ended
                                         --------------------------------    --------------------------------
                                          December 30,    December 31,        December 30,    December 31,
                                              2001            2000                2001            2000
                                         --------------- ----------------    --------------- ----------------
Net income (loss)                            $   (811)     $ 13,410            $ (20,875)       $ 5,745
Realized loss on marketable securities
  previously included in unrealized loss           --            --               12,987             --
Unrealized gain (loss) on marketable
  securities                                     (145)          224               10,412            560
                                             ---------     --------            ---------        -------
Comprehensive income (loss)                  $   (956)     $ 13,634            $   2,524        $ 6,305
                                             =========     ========            =========        =======

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                      December 30,     March 31,
                                                          2001           2001
                                                     --------------  -----------
   Unrealized gain (loss) on marketable securities        $543         $(22,856)
                                                          ====         =========

                     SPECTRIAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

13.      COMMITMENTS

         Purchase Commitments

         As described in Note 2, the Company has signed a two-year supply agreement with Cree on December 29, 2000 to purchase $58.0 million of semiconductors. The Company fulfilled its purchase obligation for the three and the nine months ended December 30, 2001 and recognized $7.5 million and $23.3 million of the deferred gain, respectively. As of December 30, 2001, the Company has an obligation to purchase an additional $27.9 million of semiconductors from Cree under the supply agreement. The amount of purchase commitment is included in deferred gain on the condensed consolidated balance sheets.

14.      LINE OF CREDIT

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At December 30, 2001, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at December 30, 2001, was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at December 30, 2001 was 4.8% and 3.9%, respectively. The Company had no borrowings under the line of credit at December 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include, but are not limited to: the statements in the fourth paragraph of "Overview" regarding the impact on the Company of a loss of a major OEM customer and the future fluctuations of Nortel product orders, in the fifth paragraph regarding international sales as a percentage of future revenues, the impact of currency fluctuations on future revenues and the impact of expatriation rules on the Company in the seventh paragraph regarding the timing of the transfer of power amplifier repair operations, and in the last paragraph regarding average selling prices and gross margins; the statements in the second paragraph under "Results of Operations - Cost of Revenues" regarding the gross margin as a percentage of net revenues; the statements under "Results of Operations - Restructuring Costs" regarding the timing of the completion of the restructuring and the reduction in force due to the reorganization; the statements under "Results of Operations - Income Taxes" regarding the recoverability and the recording of the net deferred tax asset; the statements in the last paragraph under "Liquidity and Capital Resources" concerning the anticipated spending for capital additions for the next twelve months, the sufficiency of the Company's available resources to meet cash requirements and the factors which will determine the Company's future cash requirements; and the statements in "Factors Affecting Future Operating Results." Results could differ materially based on various factors including, but not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

         Spectrian Corporation ("Spectrian" or the "Company") designs, manufacturers and markets high-power radio frequency ("RF") amplifiers, for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including Advanced Mobile Phone Services ("AMPS"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA" and "CDMA2000"), Personal Communications System ("PCS"), Global System for Mobil Communications ("GSM"), Wireless Local Loop ("WLL"), Universal Mobile Telephone Service ("UMTS") and IMT-2000. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

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

Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement, which was amended on October 19, 2001, under which Spectrian is obligated to purchase from Cree an aggregate of $58 million of semiconductors. In the event Spectrian fails to make these purchases, it is obligated to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall. Accordingly, Spectrian deferred $58 million of the gain on sale of UltraRF and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. In the three and nine months ended December 30, 2001, Spectrian fulfilled its purchase obligation under the contract and recognized $7.5 million and $23.3 million of the deferred gain, respectively. Spectrian and Cree also entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components. The joint development agreement expired on December 29, 2001. Following the close of the sale of UltraRF, the Company no longer has revenues related to the sale of UltraRF products to third party customers. Additionally, as a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products have increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as was the case historically.

         For  the  three  months  ended  December  30,  2001,   Nortel  Networks
Corporation ("Nortel"), Cingular Wireless LLC ("Cingular"), Verizon Communications ("Verizon") and Samsung Electronics Co., Ltd. ("Samsung"), accounted for approximately 28%, 21%, 21% and 19% of net revenues, respectively. For the nine months ended December 30, 2001, Nortel, Samsung and Verizon, accounted for approximately 56%, 15% and 12% of net revenues, respectively. For the three months ended December 31, 2000, Nortel, Samsung and Verizon, accounted for approximately 55%, 25% and 13% of net revenues, respectively. For the nine months ended December 31, 2000, Nortel and Verizon accounted for approximately 60% and 20% of net revenues, respectively.

         The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the past, product orders from Nortel have fluctuated sharply and the Company does not currently sell any multicarrier power amplifiers ("MCPA") products to Nortel, which has adversely affected the Company's revenues and earnings. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will receive any orders for MCPA products from Nortel in the future. If the Company is unable to find other customers to generate demand for its new and existing products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon, Cingular, Samsung or any other major customer, or if orders by Nortel, Verizon, Cingular, Samsung or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

         During the three months ended December 30, 2001 and December 31, 2000, sales outside of the United States were 49% and 77% of net revenues, respectively. During the nine months ended December 30, 2001 and December 31, 2000, sales outside of the United States were 64% and 73% of net revenues, respectively. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's current or future markets, such as Canada, South Korea, China, France and Brazil, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are predominantly priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company. In addition, a portion of the Company's international revenues are denominated in foreign currencies. Due to the passage of time between the pricing and sale of its products, the Company may be unable to competitively adjust its prices to reflect fluctuations in the exchange rate which may result in reduced revenues. Also, due to expatriation laws or regulations in foreign countries, the Company may be restricted or impaired from exchanging its local currency into U.S. dollars which would adversely affect the Company's operations and financial condition.

         The Company utilizes contract manufacturers to decrease the Company's manufacturing overhead and cost of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The cost of transitioning manufacturing activities to the contract manufacturer were higher than the savings from costs of products, which adversely affected the Company's gross margins from January 1999 to November 2000. Although the Company has transitioned substantially all of its manufacturing activities to an outside contract manufacturer, the Company still has significant fixed costs and is therefore dependent upon substantial revenues to achieve and maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results - Sole or Limited Sources of Products, Materials and Services."

         Prior to July 2001, the Company serviced its power amplifier products in Sunnyvale, California. During the three months ended July 1, 2001, the Company began to transition its power amplifier repair operations to a contract manufacturer located in Thailand. As of December 30, 2001, a majority of the Company's power amplifier products are serviced by the contract manufacturer in Thailand. The Company anticipates that the transfer of its remaining power amplifier repair operations will be completed no later than June 30, 2002.

         The market for the Company's products is becoming increasingly competitive. The Company sells its power amplifier products in several countries where its competitors are already well established as suppliers. In addition, the Company competes with several merchant amplifier manufacturers for business from Nortel, Verizon, Cingular and Samsung. Also, major manufacturers of wireless communications equipment have elected to enter the merchant amplifier business and compete directly with the Company. For example, Lucent Technologies Inc. formed and spun out Celiant Corporation, which has become one of the Company's principal competitors in the merchant amplifier market. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

         The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.

                                                        Three Months Ended                     Nine Months Ended
                                                 ----------------------------------    ----------------------------------
                                                  December 30,      December 31,         December 30,     December 31,
                                                      2001              2000                 2001             2000
                                                 ---------------- -----------------    ----------------- ----------------
NET REVENUES                                          100.0%           100.0%               100.0%           100.0%
                                                     ------           ------               ------           ------
COSTS AND EXPENSES:
  Cost of revenues                                     94.4             76.8                101.8             80.8
  Research and development                             22.4             10.5                 23.0             12.1
  Selling, general and administrative                  19.1             10.3                 18.6             12.6
  Restructuring costs                                    --               --                  0.9               --
                                                     ------           ------               ------           ------
     Total costs and expenses                         135.9             97.6                144.3            105.5
                                                     ------           ------               ------           ------
OPERATING INCOME (loss)                               (35.9)             2.4                (44.3)            (5.5)

INTEREST INCOME                                         3.3              1.1                  3.5              1.2
INTEREST EXPENSE                                         --             (0.1)                  --             (0.1)
OTHER INCOME, NET                                      29.5             22.7                 12.8              8.6
                                                     ------           ------               ------           ------
INCOME (LOSS) BEFORE INCOME TAXES
                                                       (3.2)            26.1                (28.0)             4.2
INCOME TAXES                                             --               --                   --               --
                                                     ------           ------               ------           ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                              (3.2)            26.1                (28.0)             4.2
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE - ADOPTION OF SFAS 133                       --               --                  0.6               --
                                                     ------           ------               ------           ------
NET INCOME (LOSS)                                      (3.2)%           26.1%               (27.4)%            4.2%
                                                     ======           ======               ======           ======

GROSS MARGIN ON SALES                                   5.6%            23.2%                (1.8)%           19.2%
                                                     ======           ======               ======           ======

         Net Revenues. The Company's net revenues decreased 50% to $25.5 million for the three months ended December 30, 2001 from $51.4 million for the three months ended December 31, 2000. The Company's net revenues decreased 44% to $76.3 million for the nine months ended December 30, 2001 from $135.5 million for the nine months ended December 31, 2000. The decrease in net revenues compared to the three and nine months ended December 31, 2000 was primarily due to lower demand and reduced average selling prices for the Company's single carrier power amplifier ("SCPA") products as a result of reductions in capital spending and replacement of SCPA with MCPA in new product designs by the Company's customers and, to a lesser degree, lower demand and average selling price for some of the Company's MCPA products. MCPA revenues decreased 15% to $17.9 million for the three months ended December 30, 2001 from $21.1 million for the three months ended December 31, 2000. SCPA revenues decreased 77% to $6.4 million for the three months ended December 30, 2001 from $27.8 million for the three months ended December 31, 2000. Broadband revenues decreased 100% to none for the three months ended December 30, 2001 from $691,000 for the three months ended December 31, 2000.

         For the nine months ended December 30, 2001, MCPA revenues decreased 19% to $31.6 million from $39.0 million for the nine months ended December 31, 2000. SCPA revenues decreased 50% to $40.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million for the nine months ended December 30, 2001 from $80.3 million for the nine months ended December 31, 2000. Broadband revenues decreased 94% to $576,000 for the nine months ended December 30, 2001 from $10.4 million for the nine months ended December 31, 2000.

         Cost of Revenues. Cost of revenues consists primarily of turnkey amplifier costs for the Company's products, internal amplifier assembly and test costs, RF semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of sales decreased by 39% to $24.0 million for the three months ended December 30, 2001 from $39.5 million for the three months ended December 31, 2000. The Company's cost of sales decreased by 29% to $77.6 million for the nine months ended December 30, 2001 from $109.5 million for the nine months ended December 31, 2000. The decrease on a dollar basis for the three and nine months ended December 30, 2001 was due to lower sales, partially offset by the higher costs of semiconductors because purchases from UltraRF are at fair market value rather than at manufacturing cost as had previously been the case and increased write offs for excess and obsolete inventory and lower of cost or market.

         Gross margin on sales was 6% for the three months ended December 30, 2001 as compared to 23% for the three months ended December 31, 2000. Gross margin on sales was (2)% for the nine months ended December 30, 2001 as compared to 19% for the nine months ended December 31, 2000. The decrease in gross margin for the three and nine months ended December 30, 2001 was due to lower production volumes to absorb fixed overhead costs, a decline in the average selling prices of SCPA products and some MCPA products, increased write offs for excess and obsolete inventory and lower of cost of market. The Company anticipates that gross profit as a percentage of net revenues will continue to be adversely effected by continued declining average selling prices, especially for SCPA products, and as a result of the sale of the UltraRF division to Cree as the Company is required to purchase the LDMOS RF semiconductor parts at market price rather than recognizing the cost of revenues at the actual cost of production.

         Research and Development. Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's R&D expenses increased by 5% to $5.7 million in the three months ended December 30, 2001 from $5.4 million in the three months ended December 31, 2000. The Company's R&D expenses increased by 7% to $17.5 million in the nine months ended December 30, 2001 from $16.3 million in the nine months ended December 31, 2000. As a percentage of net revenues, R&D expenses represented 22% of net revenues for the three months ended December 30, 2001 as compared to 11% of net revenues for the three months ended December 31, 2000. As a percentage of net revenues, R&D expenses represented 23% of net revenues for the nine months ended December 30, 2001 as compared to 12% of net revenues for the nine months ended December 31, 2000. The increase in R&D expenses on a dollar basis for the three months ended December 30, 2001 was due to new product development initiatives which the Company believes are required to meet current and future market and customer requirements and the $600,000 cost of the joint development agreement between the Company and Cree, partially offset by the elimination of R&D expenses of UltraRF as a result of the sale of UltraRF in December 2000. The increase in R&D expenses on a dollar basis for the nine months ended December 30, 2001 was due to new product development initiatives and the $1.8 million cost of the joint development agreement between the Company and Cree, partially offset by the elimination of R&D expenses of UltraRF. The joint development agreement was not in place during the three and nine months ended December 31, 2000. The increase in R&D expenses as a percentage of net revenues for the three and nine months ended December 30, 2001 was due to higher R&D expense on a dollar basis and lower revenues as compared to the similar periods in the prior year.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses decreased by 8% to $4.9 million in the three months ended December 30, 2001 from $5.3 million in the three months ended December 31, 2000. The Company's SG&A expenses decreased by 17% to $14.2 million in the nine months ended December 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

from $17.1 million in the nine months ended December 31, 2000. As a percentage of net revenues, SG&A expenses represented 19% of net revenues for the three months ended December 30, 2001 as compared to 10% of net revenues for the three months ended December 31, 2000. As a percentage of net revenues, SG&A expenses represented 19% of net revenues for the nine months ended December 30, 2001 as compared to 13% of net revenues for the nine months ended December 31, 2000. The decrease in SG&A expenses on a dollar basis for the three and nine months ended December 30, 2001, was primarily due to lower commissions associated with lower sales as compared to the similar periods in the prior year and reduced general and administrative spending as a result of cost reduction actions implemented by management and the sale of UltraRF. The increase in SG&A expenses as a percentage of net revenues for the three and nine months ended December 30, 2001 was due to lower revenues as compared to the similar periods in the prior year.

         Restructuring Costs. During the three months ended July 1, 2001, the Company began to transfer its power amplifier repair operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with the decision, the Company recognized in the three months ended July 1, 2001, an approximately $686,000 restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that have no future value to the Company. Approximately 60 employees engaged in the repair operations were anticipated to be terminated as a result of the restructuring. As of December 30, 2001, approximately 50 employees engaged in the repair operations have been terminated. The Company anticipates that the restructuring will be completed no later than June 30, 2002.

         Interest Income. Interest income for the three months ended December 30, 2001 increased to $836,000 from $563,000 for the three months ended December 31, 2000. Interest income for the nine months ended December 30, 2001 increased to $2.7 million from $1.7 million for the nine months ended December 31, 2000. The increase in interest income on a dollar basis for the three and nine months ended December 30, 2001 resulted from higher interest-bearing investment balances associated with higher average cash and cash equivalent balances, partially offset by lower average interest rates.

         Interest Expense. Interest expense for the three months ended December 30, 2001 decreased to $3,000 from $73,000 for the three months ended December 31, 2000. Interest expense for the nine months ended December 30, 2001 decreased to $11,000 from $162,000 for the nine months ended December 31, 2000. The decrease in interest expense on a dollar basis for the three and nine months ended December 30, 2001 was a result of substantially reduced average borrowing levels due to repayments of debt and capital lease obligations made in association with the sale of UltraRF.

         Other Income and Loss. Other income for the three months ended December 30, 2001 was $7.5 million as compared to $11.7 million for the three months ended December 31, 2000. Other income for the nine months ended December 30, 2001 was $9.8 million as compared to $11.7 million for the nine months ended December 31, 2000. Other income for the three months ended December 30, 2001 represented the $7.5 million of non-cash deferred gain on the sale of UltraRF recognized upon the satisfaction of the Company's RF semiconductor purchase commitment to Cree. Other income for the nine months ended December 30, 2001 included $23.3 million of non-cash deferred gain on the sale of UltraRF recognized upon the satisfaction of the Company's RF semiconductor purchase commitment to Cree and a $3.9 million gain on Cree stock options, partially offset by a $17.4 million realized loss on sale of Cree common stock. Other income for the three and nine months ended December 31, 2000 represented a $11.7 million gain recognized on the sale of UltraRF.

         Income Taxes. The Company did not record income tax expense except for minimum state taxes and foreign taxes in the three and nine months ended December 30, 2001 and December 31, 2000. Due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses incurred in the fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999, the Company has provided a valuation allowance against deferred tax assets where the realization was uncertain. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

         Cumulative Effect of Change in Accounting Principle - Adoption of SFAS133. On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"). In the three months ended March 31and July 1, 2001, the Company entered into various option arrangements known as a cashless collar, to hedge its investment in Cree common stock, which was acquired through the sale of UltraRF. The Company designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 gain cumulative effect adjustment in earnings as of April 1, 2001.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 to date has not had a significant impact on their financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements. The Company will adopt SFAS 142 in the quarter beginning April 1, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

         The Company has financed its growth through sales of common stock, private sales of equity securities, sales of Company assets or subsidiaries, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at December 30, 2001 consisted of cash and cash equivalents and short-term debt investments, which total $95.2 million, and bank borrowing arrangements.

         The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At December 30, 2001, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at December 30, 2001 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at December 30, 2001 was 4.8% and 3.9%, respectively. The Company had no borrowings under the line of credit as of December 30, 2001.

         The Company's working capital decreased by $18.8 million to $86.1 million as of December 30, 2001 from $104.9 million as of March 31, 2001. The decrease was primarily attributable to a $21.1 million decrease in cash and short-term investments, a $10.5 million decrease in accounts receivable, partially offset by a $1.7 million increase in net inventories, a $532,000 increase in prepaid and other current assets, a $7.1 million decrease in accounts payable, a $3.7 million decrease in short-term deferred gain as a result of fulfilling the $23.3 million minimum purchase commitments to Cree in the nine months ended December 30, 2001, partially offset by the reclassification of $19.7 million from long-term deferred gain to short-term deferred gain. As of December 30, 2001, the Company had income taxes receivable of $1.8 million for expected tax refunds based upon the fiscal 2001 income tax returns filed in December 2001.

         Cash used by operations was $25.0 million for the nine months ended December 30, 2001 compared to cash provided by operations for the nine months ended December 31, 2000 of $7.0 million. Cash used by operations for the nine months ended December 30, 2001 was principally the result of a $20.9 million net loss, increased by a $23.3 million recognized non-cash gain from the sale of UltraRF, a $7.1 million decrease in accounts payable due to cash payments and lower production volumes associated with lower sales, a $1.7 million increase in net inventories and a $532,000 increase in prepaid and other assets, which were partially offset by a $13.0 million realized loss from the sale of short-term investments which resulted from the liquidation of all Cree common stock and options held as of March 31, 2001, a $10.5 million decrease in accounts receivable as a result of cash collected and lower sales, a $3.9 million depreciation and amortization expense and a $1.0 million loss on the disposition of property and equipment.

         Cash provided by operations for the nine months ended December 31, 2000 was principally the result of a $5.7 million of net income, depreciation and amortization of $8.3 million, a $6.9 million decrease in net inventories, a $3 million increase in accounts payable, which were partially offset by an $11.7 million noncash gain on the sale of UltraRF net assets, a $4 million increase in accounts receivable as a result of higher sales in the quarter ended December 31, 2000 and an $1.4 million increase in prepaid expenses and other current assets.

         The Company's investing activities during the nine months ended December 30, 2001 provided cash of approximately $42.2 million as compared to using cash of $3.2 million for the nine months ended December 31, 2000. Cash provided by investing activities during the nine months ended December 30, 2001 resulted primarily from $71.0 million proceeds from sale and maturities of short-term investments,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

which included approximately $44.7 million generated from the sale of all Cree common stock and options held as of March 31, 2001, and $6.5 million from the release of restricted cash, which represented the amount held in escrow to secure the Company's representations, warranties and covenants related to the sale of UltraRF to Cree, partially offset by $30.3 million in purchases of short-term investments, $2.9 million in additions to property and equipment and a $2.0 million minority investment in Paragon Communications Ltd. Capital additions for the nine months ended December 30, 2001 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

         Cash used by investing activities during the nine months ended December 31, 2000 resulted primarily from $6.8 million in additions to property and equipment, $2.8 million in payments for transaction costs associated with the sale of UltraRF and $3 million in purchases of short-term investments which were partially offset by $9.2 million proceeds from sale and maturities of short-term investments. Capital additions for the nine months ended December 31, 2000 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

         The Company's financing activities during the nine months ended December 30, 2001 used cash of approximately $1.5 million as compared to providing $2.9 million of cash for the nine months ended December 31, 2000. Cash used by financing activities during the nine months ended December 30, 2001 was the result of $2.9 million in purchases of treasury stock, which was partially offset by $1.5 million proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity.

         Cash provided by financing activities during the nine months ended December 31, 2000 was the result of $4.9 million proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $2.0 million in repayments of debt and capital lease obligations.

         In September 2001, the Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. During the nine months ended December 30, 2001, the Company repurchased approximately 293,700 shares of its common stock for approximately $2.9 million. As part of the sale of UltraRF, the Company has committed to purchase $58.0 million of semiconductors over the two-year period ending December 2002. As of December 30, 2001, the Company has a remaining obligation to purchase $27.9 million of semiconductors from Cree. The Company anticipates spending approximately $5.0 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements and development projects. Based on the Company's current working capital position and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. Cash requirements for future periods will depend on the Company's profitability, timing and level of capital expenditures, working capital requirements and rate of growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Factors Affecting Future Operating Results

         Customer Concentration; Dependence on Nortel, Verizon, Cingular and Samsung. The wireless infrastructure equipment market is dominated by a small number of large OEMs and wireless service providers, including Ericsson, Nokia, Lucent, Motorola, Samsung, Nortel, Verizon, Cingular and Siemens. The Company's revenues are derived primarily from sales to a limited number of customers, in particular, Nortel, Verizon, Cingular and Samsung. Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel, which affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Nortel, Verizon, Cingular or Samsung, or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the second and third quarters of the fiscal year ending March 31, 2002 ("fiscal 2002") product orders from Nortel fell drastically and the Company does not currently sell any MCPA products to Nortel, which has adversely affected the Company's business. There can be no assurance that the Company will receive any product orders for MCPA products from Nortel in the future. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business, financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel, Verizon, Cingular or Samsung or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, wireless infrastructure equipment OEMs have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon, Cingular, Samsung and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

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

sales. For the nine months ended December 30, 2001 when compared to the nine months ended December 31, 2000, the Company experienced negative sales growth as a result of delays and reductions in capital spending by the Company's customers. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will experience in the future the same annual revenue growth that it did in fiscal 2000 and 2001. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. Currently, the Company has a relatively high level of inventory on hand. Consequently, if customer demand falls below the Company's forecast, it may experience charges related to the write down of inventory. The Company is not currently profitable and there can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis in the future. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

         Economic Recession or other Economic Conditions. The Company's revenues are derived primarily from sales to wireless service providers and OEMs in the wireless infrastructure equipment market. Any significant downturn in the wireless infrastructure equipment market, or domestic or international conditions, which result in the reduction of capital expenditure budgets or the delay in product orders of the Company's customers would likely produce a decline in demand for the Company's power amplifier products. Since early 2001, the wireless infrastructure equipment market has experienced a significant decline in revenue and product orders. In addition, the terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks may negatively impact the economy in general. If the Company's customers decide to delay their product orders or reduce their capital expenditures as a result of any of these occurrences, the Company's results of operations, revenues and financial condition would be adversely affected.

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

         Product Quality, Performance and Reliability. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Power amplifiers as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures. The Company has from time to time in the past experienced product quality, performance and reliability problems. In addition, a MCPA has a higher probability of malfunction than a SCPA because of its greater complexity. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future that may have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Internal Amplifier Design and Production Capabilities of OEMs. The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase a significant volume of amplifiers from outside suppliers. In addition, these manufacturers could decide to sell amplifiers to other wireless equipment OEMs, either through direct sales or by spinning out their amplifier division as a separate entity. If this should occur, the competition for power amplifiers would significantly increase and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also believes that those OEMs that purchase from third party amplifier vendors are reluctant to switch once committed to a particular merchant vendor. Consequently, the Company has only limited opportunities to increase revenues by replacing internal OEM amplifier production or displacing other merchant amplifier suppliers. Moreover, given the limited opportunities for merchant power amplifier suppliers, any decision by an OEM to employ a second source merchant supplier for a product currently purchased from a merchant supplier may reduce the existing merchant supplier's ability to maintain a given level of product sales to such OEM or, possibly, to retain the OEM as a customer due to price competition from the second source merchant supplier. There can be no assurance that the Company's major OEM customers will continue to rely, or increase their reliance, on the Company as an external source of supply for their power amplifiers, or that other wireless equipment OEMs will become customers of the Company. If the major wireless infrastructure equipment suppliers do not purchase or do not continue to purchase their power amplifiers from merchant suppliers, the Company's business, results of operations and financial condition will be materially adversely affected.

         Rapid Technological Change; Evolving Industry Standards; Dependence on New Products. The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. A softening of demand in the markets served by the Company or a failure of modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new MCPA products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

         Purchase and Supply Agreement with Cree. In connection with the Company's completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement, dated as of December 29, 2000 by and between the Company and UltraRF, as amended on October 19, 2001 (the "Purchase and Supply Agreement"). Pursuant to the Purchase and Supply Agreement, the Company committed to purchase and accept delivery from UltraRF of $58 million of semiconductors over a two-year period starting January 2001. The quarterly commitments to purchase and accept delivery of semiconductor components from UltraRF range from approximately $6.6 million to $8.3 million. As of December 30, 2001, the Company's remaining purchase commitment was $27.9 million. The Company's need for UltraRF components during a calendar quarter may be insufficient to satisfy its minimum commitments for such calendar quarter. In such event, the Company would be obligated to purchase excess inventory that it may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

never utilize or to pay a shortfall surcharge, either of which could have a material adverse effect on the Company's business, financial condition and cash flow.

         Arm's-Length Relationship. The Company relies on UltraRF for the supply of a substantial amount of components used in the manufacture of its products. When the Company operated UltraRF as a separate division, it may have obtained more favorable terms for semiconductor products than through negotiations with unaffiliated third parties. With the sale of UltraRF, the Company must now deal with UltraRF on an arm's-length basis. Accordingly, the prices and other terms for UltraRF semiconductor products are less favorable to the Company than prior to the sale of UltraRF to Cree, which adversely affects the Company's gross margin.

         Sole or Limited Sources of Products, Materials and Services. The Company currently procures from single sources certain of its power amplifier assemblies, specialized semiconductors, components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. In fiscal 2001, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is greater than the committed delivery schedule of some of its customers, such as Nortel. In addition, the Company began the process of transferring its power amplifier repair operations to the same contract manufacturer in Thailand in the quarter ended July 1, 2001 and expects to complete this transfer no later than June 30, 2002. Upon completion of this transfer, the Company will no longer have significant amplifier repair capacity. On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, to Cree. As a result, the Company no longer manufactures bipolar and LDMOS RF power semiconductors, which are critical components in the Company's power amplifier products. As part of the definitive agreement, the Company and Cree entered into the Purchase and Supply Agreement under which the Company is obligated to purchase from Cree an aggregate of $58 million of semiconductors. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing and repair services strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components and reliance on the financial strength and continued relationship with the contract manufacturer. For example, the financial strength of one of the Company's foreign sole source contract manufacturers has recently become impaired due to the declaration of bankruptcy by its U.S. parent corporation. Although the Company has taken measures to protect itself in the event that this contract manufacturer declares bankruptcy or is placed in receivership, the Company may suffer a loss of assets or disruption of its manufacturing processes and the Company's business, financial condition and results of operations may be adversely affected. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify its components with each new vendor or contract manufacturer, respectively, as well as with each of its customers. Any inability of the Company to obtain timely deliveries of components, repair services or assembled amplifiers of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

         Risks of International Sales. The Company operates in an international market and expects that international sales will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including terrorist attack on

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

U.S. companies, imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors, representatives and customers, reduced protection of intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, where the Company sells its products in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. Where the Company sells its products in foreign currencies, the Company may be unable to increase or decrease the prices for its products in a timely fashion to reflect fluctuations in the exchange rate which would reduce the competitiveness of the Company's prices and result in lower revenues. Furthermore, foreign governments or regulatory bodies may in the future impose currency restrictions or controls which would impair or prohibit the Company's ability to exchange its funds from foreign currencies into U.S. dollars thereby adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations, and the Company has determined not to engage in hedging activities to mitigate any of these risks.

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

         The Company's major OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter the merchant market and compete directly with the Company, and at least two OEMs, NEC and Lucent, through Celiant, have already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

         The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include, Andrew Corporation, Celiant, Fujitsu, Japan Radio Co. Ltd., Hitachi Kokusai Electric Inc., Mitsubishi, Hung Chang Co. Ltd., Paradigm Communications, Inc., Powerwave Technologies Inc., Wireless Systems International Ltd. and Wiseband Communications Ltd. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

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

products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the
Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company remains liable for any potential claims, losses or expenses incurred by Cree as a direct or indirect result of any inaccuracy or breach of the intellectual property, taxes or environmental representations and warranties made by the Company in connection with the sale of UltraRF. The Company's liability for any such claim, loss or expense is unlimited, and, therefore, the filing of such a claim against Cree or the Company could materially adversely affect the Company's financial condition.

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

         Government Regulation of Communications Industry. Radio frequency transmissions and emissions, and certain equipment used in connection therewith are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless service providers to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. For example, recently enacted laws and regulations which prohibit or restrict the use of hand held cellular telephones while operating a motor vehicle may have a material adverse affect on the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. However, the delays inherent in this governmental approval process and the current uncertainty surrounding the ownership and allocation of wireless spectrum licenses have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the FCC auction of spectrum licenses and the installation of communications systems by the Company's OEM customers. These delays have had in the past, and in the future may have, a material adverse effect on the sale of products by the Company to such OEM customers.

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

         Risk of Business Interruption. The Company's operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. The Company does not have a detailed disaster recovery plan and its facilities in the State of California have been in the past subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts occur in the future, they could disrupt the operations of the Company's facilities in California and increase the Company's operating costs. In addition, the Company does not carry

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sufficient business interruption insurance to compensate it for losses that may occur and any losses or damages incurred could have a material adverse effect on the Company's business.

         Volatility of Stock Price. The market price of the shares of Common Stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, reliance on single source vendors, the timing difference between its customers' requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, concentration of stock ownership by a few entities resulting in a low float of the Company's common stock in the public market, general market conditions and other factors. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's Common Stock has fluctuated significantly in the past.

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

         The Company's exposure to market rate risk for changes in interest rates relate primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year up to five years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at December 30, 2001 and March 31, 2001 (dollars in thousands).

                                            December 30,         March 31,
                                                2001               2001
                                           --------------     --------------
       Average fixed interest rate                4.0%                 5.5%
                                              =======              =======

       Amortized cost                         $42,521              $38,655
                                              =======              =======
       Fair value                             $43,064              $38,919
                                              =======              =======

       Contractual maturity dates:
            Less than 1 year                  $13,478              $ 8,931
            1 to 5 years                       29,586               29,988
                                              -------              -------
                                              $43,064              $38,919
                                              =======              =======

                           PART II - OTHER INFORMATION

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits.

         Exhibit
         Number                                  Description
         ------                                  -----------

         10.55     Amended   Employment   Agreement  dated  September  30,  2001
                   between  the Company and Garrett A. Garrettson.

         10.56* Amendment of Purchase and Supply Agreement, dated October 19, 2001, between the Company and UltraRF Inc. (formerly known as Zoltar Acquisition, Inc.)

  (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended December 30, 2001.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

                                        SPECTRIAN CORPORATION
                                        ---------------------
                                            (Registrant)

Dated: February 8, 2002                By:    /s/  MICHAEL D. ANGEL
                                            ---------------------------
                                                Michael D. Angel
                                            Executive Vice President,
                                           Finance and Administration,
                                      Chief Financial Officer and Secretary
                                        (Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibit                                                          Sequentially
  Number                                 Description                  Numbered
  ------                                 -----------                  --------
                                                                       Page
                                                                       ----

 10.55  Amended Employment Agreement dated September 30, 2001
        between the Company and Garrett A. Garrettson.                  __

 10.56* Amendment  of  Purchase and Supply  Agreement,  dated
        October 19,  2001,  between  the Company  and UltraRF
        Inc. (formerly known as Zoltar  Acquisition,  Inc.)             __

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.