Form 10-K
period 2002-03-31
SPECTRIAN CORP /CA/
filed 2002-06-14
CIK 925054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission file number: 0-24360

SPECTRIAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0023003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
350 West Java Drive, Sunnyvale, California	94089
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (408) 745-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
Series A Participating Preferred Stock, $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 2002 as reported on the Nasdaq National Market, was approximately $149,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of May 31, 2002, registrant had outstanding 11,475,451 shares of Common Stock exclusive of 1,293,700 shares of treasury stock.

SPECTRIAN CORPORATION

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2002

PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, among other things, statements concerning Spectrian Corporation's ("Spectrian's" or "the Company's") expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words "may," "will," "continue," "estimate," "project," "intend," "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, those statements regarding the merger with REMEC, Inc., the terms of the Agreement and Plan of Merger and Reorganization by and among REMEC, Inc., Reef Acquisition Corp. and the Company dated as of May 19, 2002, and the expected close of the proposed merger; the expansion of the market for wireless communications due to the installation of wireless telephone networks in several developing countries and due to emerging bi-directional wireless data applications; the new opportunities created by the attempt of traditional mobile communications systems providers to provide high Internet access speeds and the adoption of limited Internet capability by PCS and cellular systems; the growing demand for wireless data equipment in Japan; the increasing demand for amplifier hardware and the price pressures in the power amplifier market; the emergence in the United States and other developed countries of a wireless data service market; the increased use by wireless systems of multicarrier product amplifiers due to lower cost and more compact size of such amplifiers; the effect of the loss or a significant decline in the product orders of a major customer of the Company; the occurrence of future pricing pressures from its customers; the importance of sales outside of the United States; the expected completion date of the transfer of the Company's power amplifier repair and product integration operations to a contract manufacturer; the Company's pricing commitments to OEM customers to achieve manufacturing cost reductions; customers' demanding specifications for the Company's products; the Company's devotion of resources to research and development programs and the Company's success being dependent, in part, upon its ability to retain, attract and motivate highly qualified personnel. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Operating Results" in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation and this section. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

General

        The Company designs, manufactures and markets high-power radio frequency ("RF") amplifiers for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including Advanced Mobile Phone Services ("AMPS"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA" and "CDMA2000"), Personal Communications System ("PCS"), Global System for Mobil Communications ("GSM"), Wireless Local Loop ("WLL"), Universal Mobile Telephone Service ("UMTS"), and IMT-2000. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

        Spectrian sells amplifiers to wireless base station manufacturing companies ("OEMs") and network operators of wireless communications systems. The Company focuses its product offering on high-performance multicarrier amplifiers for the mobile wireless communications market.

Proposed Merger

        On May 19, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among REMEC, Inc., a California corporation ("REMEC"), Reef Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of REMEC ("Merger Sub") and the Company pursuant to which REMEC will acquire the Company by a merger of Merger Sub with the Company ("the merger"). Upon consummation of the merger, the Company's stockholders will receive approximately $14.00 of REMEC common stock, subject to a collar, or if REMEC chooses, a combination of REMEC common stock and cash. If REMEC elects to pay in cash, it may pay up to $4.00 per share in cash. The remaining payment will be in REMEC common stock, which will be determined based on the average trading price of REMEC common stock for the ten day period ending on the second trading day before the Company's special meeting of stockholders to approve the merger and the Merger Agreement. Spectrian stockholders will also receive cash for any fractional shares of REMEC common stock that they are entitled to receive in the merger.

        The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the REMEC common stock issued to the Company's stockholders. The Merger Agreement has been approved unanimously by the board of directors of both companies. The merger is expected to close in the quarter ending September 30, 2002 but is subject to a number of conditions including, among other things, approval of the Company's stockholders, approval of REMEC's shareholders and various regulatory approvals and clearances, including those under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the Securities Act of 1933, as amended.

Industry Background

        The market for cellular, PCS, WLL, UMTS, and other communications services (collectively known as "wireless" services) has grown significantly during the past decade, due to decreasing prices for wireless handsets, increasing competition among network operators and a greater availability of high quality services and RF spectrum. In addition, several developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks. Emerging bi-directional wireless data applications have the potential to further expand the market for wireless communications by allowing network operators to increase revenue-generating traffic on their networks.

        A typical wireless communications system comprises a geographic region containing a number of cells, each of which contains a cell site (or "base station"), which are networked to form a service provider's coverage area. Each base station houses the equipment that sends telephone calls to/from the switching office of the local wireline telephone company and transmits and receives calls to the wireless users within the cell. A base station contains a fixed number of RF channels. In a single carrier system, each separate channel requires a separate transceiver, single channel power amplifier and a tunable cavity filter, feeding an antenna to transmit the outgoing signal to the wireless telephone user. Wireless carriers are actively working to increase system capacity by implementing additional radio carriers to existing base stations, and by adding new radio interface standards such as GSM, GPRS, EDGE, CDMA 1XRTT, and UMTS. In adding new radio traffic, the network operator must increase the radio frequency power available in the transmission equipment in order to cover the same geographical area. Therefore, the need to increase system capacity has led many wireless base station manufacturers and network operators to procure high power amplifiers which are designed to handle advanced digital communications signal formats.

        Wireless carriers' ability to more effectively manage the scarce spectrum resources and accommodate a larger number of subscribers is dependent on their ability to broadcast signals with high "linearity." Linearity is the degree to which amplified signals remain within their prescribed band of the spectrum with low distortion or interference from adjacent channels. In the base station network, RF power amplification is generally the greatest source of signal distortion. Consequently, obtaining RF power amplifiers with high linearity is critical to a service provider's ability to reduce interference levels and thereby increase system capacity. One traditional technique to attain high linearity involves the use of feedforward linearization technology. Feedforward amplifiers are typically highly complex and consume more electrical power than other portions of the base station. In addition, due to the high voltages and temperatures involved, amplifiers are generally less reliable than the other circuits in a wireless base station. Therefore, differentiation in the amplifier marketplace is often based on the cost, efficiency, and reliability of the amplifier products. Substantial investment and technical expertise are required to design and manufacture single and multicarrier RF power amplifiers with high linearity, low cost, high efficiency and high reliability; all of which are critical to the network and the service.

        An emerging trend in the wireless communications industry is the convergence of Internet high speed access with mobile and fixed wireless systems. Cellular and PCS systems are currently adopting limited Internet capability, and many traditional mobile communications systems providers are attempting to provide high Internet access speeds which, Spectrian anticipates, will create opportunities for new systems to gain market acceptance. Spectrian has been involved in initial deployments of early wireless Internet systems such as CDMA2000 or 1xRTT systems in Korea and the United States, wireless local loop systems, and field trials of HDR systems. Initial consumer acceptance of wireless Internet services in Japan has indicated a growing demand for wireless data equipment.

        The growth of infrastructure equipment purchases is, however, impacted by the industry's focus on price reductions. Cellular Telecommunications Industry Association ("CTIA") indicates that minutes of use are increasing by more than 30% per year; however, the average revenue per wireless user has been flat or declined. Competition between network operators for subscribers is significant and influenced by subscriber plans that include a single rate, free long distance, no roaming charges and free minutes of use. This pricing pressure extends to the equipment manufacturers, including suppliers of amplifiers and components. Therefore the demand for amplifier hardware is growing rapidly but the power amplifier market experiences severe price pressures.

The Spectrian Solution

        Spectrian designs, manufactures and markets highly linear RF power amplifiers that seek to address the needs of wireless infrastructure "OEMs" and network operators. The Company's amplifiers provide significant advantages to its customers, including:

        High Linearity and Efficiency.    The Company has developed the multiple technological competencies and disciplines required to achieve high linearity and efficiency in its amplifiers. These competencies and disciplines include thermal and mechanical packaging design, advanced circuit design, linear correction technologies, advanced signal processing techniques, control systems and computer aided design and modeling. Spectrian believes that the high degree of linearity of the Company's power amplifiers enables its customers to furnish wireless services with high capacity base station equipment at low capital cost per subscriber. In addition, Spectrian believes that the high efficiency of the Company's power amplifiers reduce its customers' operating costs by reducing requirements for air conditioning and other heat removal equipment, as well as reducing the network operator's recurring electricity costs.

        Time to Market and Volume Manufacturing.    The Company's design processes aid it in addressing wireless infrastructure equipment suppliers' quantity and time to market requirements for power amplification products. The Company designs its amplifiers to be manufactured in high volumes at low cost. Power amplifiers have historically been difficult to manufacture in high volumes due to the labor intensive nature of the manufacturing process and the complexities of RF power technology. The Company believes that its experience with automated testing, which is faster than manual testing with replicable results, enables the Company to transfer manufacturing to outsource partners in lower cost areas of the world and to achieve high volume at low cost.

        Standards Independence.    The Company's technologies support the major wireless modulation standards, and its multicarrier power amplifiers support several standards simultaneously, including 3G modulation standards. The Company believes that this breadth of product functionality is important to wireless network operators as they upgrade their cellular infrastructure equipment and implement digital systems in an environment characterized by evolving industry standards and new spectrum allocation.

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

        Multicarrier Functionality.    The Company develops and supplies multicarrier amplifiers that integrate the functions of multiple single carrier power amplifiers into a single unit, while simultaneously eliminating the need for certain filters and/or combiners. The Company believes the ability of its multicarrier products to combine multiple digital and analog channel schemes enables carriers to maintain backward compatibility as they add digital transmission and implement dynamic channel allocation solutions. In addition, high efficiency multicarrier units can reduce network operators' equipment and maintenance costs and space requirements, thereby lowering the total costs of ownership.

Markets

        Wireless systems have historically employed analog transmission formats, certain of which have been adopted as industry standards. The need to accommodate a growing wireless customer base within a finite amount of spectrum has, however, encouraged a worldwide transition from analog standards to various digital technologies which are significantly more efficient. Current analog standards include AMPS, Total Access Communications System ("TACS") and Nordic Mobile Telephone ("NMT"). Current digital standards include TDMA, GSM and EDGE, CDMA (IS-95A and B), CDMA 2000 (1xRTT), HDR (1xEV-DO) UMTS, IMT-2000, and Personal Digital Cellular ("PDC").

        The following chart illustrates these existing and developing standards for wireless communications, and the shaded areas represent markets and/or regions served and standards supported by the Company's current product offerings.

Major Wireless Standards by Region (frequencies in MHZ)
	Americas	Europe	Asia Pacific	Japan
	(MHZ)	(MHZ)	(MHZ)	(MHZ)
Analog Cellular	AMPS (800)	NMT (450, 900) TACS (900) AMPS (800)	NMT (450, 900) TACS (900) AMPS (800)	NTT (800) JTACS (800)
Digital Cellular	CDMA (800) TDMA (800) GSM (800) EDGE	GSM (900) EDGE	CDMA (800, 900) CDMA 2000 (800, 1900) GSM (900) EDGE TDMA (450, 800)	PDC (1500) JDC (800) CDMA (800) HDR
PCS	CDMA (1900) CDMA 2000 (800, 1900) TDMA (1900) GSM (1900) EDGE	GSM (1800) EDGE	CDMA(1900)&(1800) CDMA 2000 (800, 1900) GSM (1800) EDGE	PHS (1900)
Wideband 3G & WCDMA	CDMA (800) CDMA (1900) WCS (2.3 GHz)	UMTS (2.1 GHz)	IMT-2000 (2.1 GHz) Korean WLL (2.4 GHz)	IMT-2000 (2.1 GHz) CDMA (1xRTT) CDMA (1xEV-DO)

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

Products

        The Company designs highly linear power amplifiers that address the specific requirements of its customers and the market. The Company's product strategy is to support multiple wireless systems and standards.

        Most existing installed wireless systems use lower cost single carrier power amplifiers. The following table provides a list of the standards for single carrier amplifiers offered by the Company:

Spectrian Single Carrier Amplifier Configurations
Standard	Frequency (MHZ)	Power (Watts)
Analog Cellular:
AMPS, CDPD	869-894	45
Digital Cellular:
TDMA	869-894	50
GSM	925-960	30
PCS:
GSM 1800	1805-1880	30
CDMA	1930-1990	17
GSM 1900	1930-1990	30

        While many existing wireless systems use single carrier power amplifiers, the Company believes that more wireless systems will use multicarrier power amplifiers in the future due to the lower cost and more capacity of multicarrier amplifier products. To meet this potential market trend, the Company has focused its development efforts on multicarrier amplification products. The following table provides a list of the standards for multicarrier amplifiers offered by the Company:

Spectrian Multicarrier Amplifier Configurations
Standard	Frequency (MHZ)	Power (Watts)	Typical Linearity (dBc)*
AMPS TDMA CDPD CDMA/1xRTT/1xEV-DO GSM/GPRS/EDGE UMTS	840-894	30-500	-65
CDMA CDMA/1xRTT/1xEV-DO UMTS	1805-1990	30-75	-58
TDMA CDMA/1xRTT/1xEV-DO GSM/GPRS/EDGE UMTS	1930-1990	30-80	-65
CDMA/1xRTT/1xEV-DO IMT-2000/UMTS	2110-2170	30-60	-60

*Carrier to Intermodulation Distortion Ratio.

        The Company's amplifiers can be configured as either separate plug-in amplifier units or integrated subsystems and range in price from approximately $400 to $130,000. A basic amplifier unit consists of a set of semiconductor power transistors, which boost the power of radio-frequency signals, circuitry to bias and adapt the transistors to interface with other electronics, and a metal heat sink. A power amplifier subsystem consists of multiple electronic subassemblies and adds signal processing to enhance linearity. The Company offers subsystem products and often integrates multiple subsystems into cabinets and sub-racks which provide amplification for a multi-sector base station. The Company's products are integrated into base station systems designed and/or manufactured by OEM base station suppliers, and therefore must be engineered to be compatible with industry standards, as well as customer specifications including frequency, power and linearity.

OEM and Network Operator Customers, Sales and Marketing

        Network operators obtain their equipment from a concentrated group of large wireless infrastructure OEMs. According to Allied Business Intelligence, Lucent Technologies, Inc. ("Lucent"), Ericsson Wireless Communications, Inc. ("Ericsson"), Hitachi, Ltd. ("Hitachi") Japan Radio Co. Ltd., Matsushita Electric Industrial Co., Ltd. (doing business as "Panasonic"), Motorola Corporation ("Motorola"), LG Information and Communications Limited ("LGIC"), Siemens AG ("Siemens"), Samsung Electronics Co., Ltd. ("Samsung"), Nortel, and Nokia OY ("Nokia") supplied over 80% of the wireless infrastructure equipment installed worldwide in 2001. Many of these OEMs manufacture most of their base station components, including the power amplifier, internally. In response to competition and as the performance requirements of certain components increase, many of these OEMs have begun to outsource some of their power amplifier manufacturing to companies like Spectrian. To succeed in capturing orders from these OEMs, independent power amplifier suppliers must rapidly bring to market products that are highly linear, can be produced in volume cost-effectively, support multiple standards and are reliable in the field.

        The Company sells power amplifiers to a limited number of OEMs in North America, Europe and Asia principally through its direct sales organization. Other current customers include wireless network operators such as Cingular and Verizon. As network operators upgrade their wireless base stations, they often work directly with independent power amplifier manufacturers to ensure new products are compatible with their existing network, support increased coverage areas, and provide high linearity. During fiscal 2002, Nortel, Samsung and Verizon accounted for approximately 47%, 24% and 12% of net revenues, respectively. Also during the second half of fiscal 2002, Cingular accounted for 16% of net revenues. During fiscal 2001, Nortel, Verizon and Samsung accounted for approximately 59%, 18%, and 13% of net revenues, respectively. During fiscal 2000, Nortel accounted for approximately 72% of net revenues. Revenue with Nortel includes both Nortel Networks Corporation and Guangdong Nortel Telecommunications Equipment Ltd., ("GDNT"), a joint venture between Nortel and Chinese local companies.

        Furthermore, a substantial portion of revenues from Nortel in the past has resulted from sales of a limited number of the Company's single carrier products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel. In addition, the Company's sales to Verizon, Samsung and Cingular are generally made on the basis of purchase orders rather than long-term purchase commitments and any of these customers may cancel or defer their purchase orders without advanced notice to the Company. The Company's contractual relationships with its major customers may adversely affect the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. There can be no assurance that the Company will not experience such fluctuations in the future.

        The wireless communications market is characterized by volatile swings in production run rates based on the capital spending of wireless network operators in the deployment and upgrade of their systems. The supply agreements and purchase orders from network operators do not generally commit the network operators to purchase quantities and allow them to change requested delivery dates without significant financial consequences. Wide fluctuations in production volumes and delivery dates have impacted Spectrian's inventory levels and revenue levels during the past five years. There can be no assurance that the Company will not experience such fluctuations in the future. If the Company is unable to find customers to generate demand for its new products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon, Samsung, Cingular or any other major customer, or if orders by Nortel, Verizon, Samsung, Cingular or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

        The merchant market for the Company's products is becoming increasingly competitive. The Company sells its power amplifier products in several countries where its competitors are already well established as suppliers. The Company competes with several merchant amplifier manufacturers for business from Nortel, Verizon, Samsung and Cingular. Major manufacturers of wireless communications equipment have elected to enter the merchant amplifier business and compete directly with the Company. In 2001, Lucent formed and spun out Celiant, which entered the merchant amplifier market. In June 2002, Andrew acquired Celiant. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations ("MD&A")—Factors Affecting Future Operating Results—Risks Related to Ongoing Operations—Customer Concentration; Dependence on Nortel, Verizon, Samsung and Cingular."

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

        As part of the effort to diversify its product base, the Company began to sell multicarrier amplifier systems (including filters and combiners) directly to network operators in fiscal 1997. The Company recognizes that these sales may be in conflict with potential or current OEM sales and is willing to work with its OEM equipment suppliers so that the service provider receives a Spectrian power amplifier system directly or through the OEM. There can be no assurance that the Company's direct sales to network operators will not cause its OEM equipment suppliers to reduce orders or terminate their relationship with the Company. Any such reduction or termination could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has located sales and support personnel throughout the United States and in South Korea and China. The Company has sales personnel in Brazil and Europe. The Company also markets its products with the assistance of independent sales representatives in various parts of the world. The Company has entered into contracts with independent sales representatives to market the Company's products in the United States, Canada, Austria, Finland, France, Germany, Italy, Sweden, Switzerland, Argentina, Brazil, Colombia, Chile, Venezuela and Japan. The Company continuously evaluates whether to establish direct sales forces or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of potential sales opportunities. Sales outside of the United States represented 66%, 78% and 87% of net revenues in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Sales outside of the United States are primarily denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The Company expects that sales outside of the United States will continue to account for a significant portion of its revenues.

Manufacturing

        In September 2000, the Company completed the transfer of its power amplifier production to a contract manufacturer located in Thailand on a turnkey basis. In the first quarter of fiscal 2002, the Company began transferring its power amplifier repair and product integration operations to the same contract manufacturer and anticipates that the transfer will be completed in June 2002. In calendar 2001, the financial strength of this contract manufacturer may have become impaired due to the declaration of bankruptcy by its U.S. parent corporation. Also during fiscal 2002, the Company transferred the production of a lower volume single carrier GSM product to a second contract manufacturer in Taiwan and Wuxi, China. In the future, the Company intends to subcontract MCPA products to this second contract manufacturer. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. In addition, the Company has introduced multiple products based on a common set of parts, in order to reduce the risk of future excess and obsolete inventory. At all manufacturing locations, all of the Company's products receive extensive in-process and final quality inspections and tests. The Company maintains responsibility for qualification of components, assembly processes and test procedures.

        Demands from its customers drive the Company to frequently introduce and rapidly expand manufacturing volumes of its new products. This has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant material obsolescence, labor inefficiencies and overtime expenses, inefficient material procurement and an inability to realize economies of scale. These high manufacturing costs and production interruptions have had an adverse effect on the Company's results of operations. In addition, the Company has made and expects to continue to make pricing commitments to OEM customers in anticipation of achieving manufacturing cost reductions from both product redesign and manufacturing improvements obtained from its contract manufacturers. There can be no guarantee that the Company's common platform or other manufacturing strategies will eliminate excess and obsolete inventory and improve production costs.

        The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Products as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. In addition, multicarrier power amplifiers have a higher statistical probability of malfunction than single carrier power amplifiers because of their greater complexity. See "MD&A—Factors Affecting Future Operating Results—Risk Related to Ongoing Operations—Product Quality, Performance and Reliability."

        The Company attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in the Company's products are currently available only from single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, the Company has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. After the sale of UltraRF to Cree, Inc. ("Cree") in December 2000, the Company no longer manufactures LDMOS RF semiconductors, which are one critical component in the Company's power amplifier products. Concurrent with the sale of UltraRF, the Company and Cree entered into a Purchase and Supply agreement, under which the Company was obligated as of December 29, 2000 to purchase from Cree an aggregate of $58 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. As of March 31, 2002, the remaining purchase commitment is $21.3 million. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. If the Company were unable to obtain sufficient quantities of components, or if the Company were to experience an unusually high amount of defects in the Cree semiconductors, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations. See "MD&A—Factors Affecting Future Operations—Risk Related to Future Operations—Sole or Limited Sources of Materials and Services."

Research and Development

        The Company's research and development organization designs high performance, low cost, highly manufacturable power amplifiers. The Company's research and development organization focuses on rapid development of new power amplifiers that are manufacturable in large volumes at low cost. The research and development organization creates new product platforms and leverages existing ones, reuses existing circuit topologies and introduces into production new correction, control and amplification concepts created by the research and development organization. The Company uses an automated design environment to model amplifiers. This design environment, together with the Company's modular product architecture and configurable core technologies, allow the Company to define, develop and deliver on a timely basis the new and enhanced products demanded by its OEM customers.

        The Company usually develops and refines new technologies internally. However, if an opportunity exists to purchase or license technology that will provide a competitive or cost advantage to its products or shorten the design time of such products, the Company will license or purchase that technology. The Company historically has devoted a significant portion of its resources to research and development programs and expects to continue to do so. The Company's research and development expenses were $23.8 million, $20.8 million, and $22.5 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. See "MD&A—Factors Affecting Future Operating Results—Risk Related to Ongoing Operations—Risks of Licensed or Acquired Technologies."

Competition

        The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include Andrew, Celiant, Fujitsu Limited ("Fujitsu"), Japan Radio Co. Ltd., Mitsubishi Corporation ("Mitsubishi"), REMEC, Inc. ("REMEC"), Panasonic, Paradigm Communications, Inc., and Powerwave. Certain of these competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company has experienced significant price competition, which has in the past affected gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market. There can be no assurance that the Company will not be subject to increased price competition or that the Company will be able to compete successfully in the future. See "MD&A—Factors Affecting Future Operating Results—Risk Related to Ongoing Operations—Internal Amplifier Design and Production Capabilities of OEMs" and "Market for the Company's Products is Highly Competitive."

        The Company believes that a majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of wireless equipment OEMs, many of which have chosen not to purchase amplifiers from outside suppliers. Wireless equipment OEMs that purchase a portion of their power amplifier requirements from merchant suppliers may discontinue or reduce purchases from outside suppliers. In addition, these manufacturers could decide to sell amplifiers to other wireless equipment OEMs and network operators in direct competition with merchant suppliers. If this should occur, the competition for power amplifiers would significantly increase and could have a material adverse effect on the Company's business, financial condition and results of operations.

        The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the Company's future success. A softening of demand in the markets served by the Company or a failure of a modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance with significant volumes to provide an adequate return of the Company's research and development investment. If a significant number of development projects, including the Company's new multicarrier products, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. See "MD&A—Factors Affecting Future Operating Results—Risk Related to Ongoing Operations—Internal Amplifier Design and Production Capabilities of OEMs" and "Market for the Company's Products is Highly Competitive."

Patents and Proprietary Technology

        The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. The Company has been awarded 25 United States patents and 2 foreign patents, has 4 United States patents and 1 foreign patent that have been allowed and has 6 United States patent and 22 foreign patent applications pending. The data presented excludes 20 United States patents and 4 foreign patents that were awarded to the Company and assigned to Cree at the time of the sale of UltraRF, to which the Company has been granted a royalty-free license. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, OEM customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations. See "MD&A—Factors Affecting Future Operating Results—Uncertain Protection of Intellectual Property."

        The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, to suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company could be required to pay substantial damages, to indemnify its customers, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop noninfringing technology, to discontinue the use of certain processes or to obtain licenses to the infringing technology. See "MD&A—Factors Affecting Future Operating Results—Risk Related to Ongoing Operations—Risk of Third Party Claims of Infringement."

        Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company's business, financial condition and results of operations would be materially adversely affected. See "MD&A—Factors Affecting Future Operating Results—Risk Related to Ongoing Operations—Risk of Third Party Claims of Infringement."

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

Employees

        As of March 31, 2002, the Company had a total of 257 employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

        The Company's principal administrative and engineering facilities are located in one building of approximately 91,400 square feet in Sunnyvale, California. In connection with the sale of UltraRF in December 2000, the Company subleased another building of approximately 49,600 in Sunnyvale, California, to Cree for a term of 11 years (with three options to extend the lease for up to an additional fifteen years) under substantially the same terms and conditions as the Company's lease. In November 1996, the Company entered into several agreements in connection with a transaction with respect to these two properties. Pursuant to these agreements, the Company sold these properties to SPEC (CA) QRS 12-20, Inc. ("SPEC"), and pursuant to the terms of a lease agreement, SPEC agreed to lease these properties to the Company for a term of 15 years (with three options to extend the lease for up to an additional fifteen years). This lease agreement also provides that the Company shall have the right of first refusal to purchase the properties from SPEC upon the occurrence of certain conditions.

        During the third quarter of fiscal 2001, the Company signed an agreement to lease a facility of approximately 13,400 square feet in Folsom, California, commencing in the first quarter of fiscal 2002 and terminating in April 2008. This facility is used for research and development functions.

        In the first quarter of fiscal 2001, the Company entered into an agreement to lease 12,000 square feet of development and manufacturing space for its engineering design center in Quincy, Illinois. Pursuant to the terms of the lease agreement, the Company has agreed to lease this property for a term of two years (with two options to extend the lease for up to an additional four years) from May 2000 and this lease expired in April 2002. In the first quarter of fiscal 2003, the Company extended this lease for one year.

        In 1998, the Company entered into an operating lease for an ancillary 40,000 square foot manufacturing facility in Rocklin, California for a sixty month lease term expiring in June 2003. During the second quarter of fiscal 2000, the Company subleased its Rocklin facility to The Gap, Inc. for the remainder of the Company's lease term.

        In the fourth quarter of fiscal 2002, the Company renewed for one year its lease of approximately 21,500 square feet of a facility in Seoul, South Korea for administrative, development, manufacturing and repair functions for the Asia Pacific region which expires in February 2003.

ITEM 3. LEGAL PROCEEDINGS

        A putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara on May 28, 2002, captioned Vogel v. Shaner, et al., Case No. CV808140. The complaint names six of the Company's directors and its chief executive officer as defendants. In the complaint, the Plaintiff alleges that the defendants violated their fiduciary duties owed to the Company's stockholders, including their duties of loyalty, good faith and independence, by engaging in self-dealing in the merger transaction with REMEC. This violation allegedly stemmed from the defendants' failure to properly value the Company in the merger and due to conflicts of interest. The Plaintiff purportedly brought his action on behalf of Company stockholders who are or would be harmed by the alleged conduct. The case seeks declaratory, injunctive and other forms of relief. The Company and the defendant directors and officer believe the lawsuit is without merit and intends to defend the case vigorously.

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

	High	Low
Fiscal Year Ended March 31, 2002
Fourth Quarter	$16.700	$11.030
Third Quarter	$11.850	$8.240
Second Quarter	$16.480	$9.720
First Quarter	$19.300	$9.810
	High	Low
Fiscal Year Ended March 31, 2001
Fourth Quarter	$24.750	$12.031
Third Quarter	$19.563	$11.688
Second Quarter	$20.250	$12.813
First Quarter	$22.500	$13.438

        The reported last sale price of the Company's Common Stock on the Nasdaq National Market on May 31, 2002 was $12.97. The approximate number of holders of record of the shares of the Company's Common Stock was 193 as of May 31, 2002. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 6,000 beneficial owners of its Common Stock.

        The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company has entered into a bank line of credit and the Company's agreement with such lender prohibits the payment of cash dividends without the prior written consent of the lender.

(b)  Report of offering securities and use of proceeds therefrom

        Not applicable.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
NET REVENUES	$103,782	$179,752	$163,567	$99,331	$168,798

COSTS AND EXPENSES:
Cost of revenues	101,188	145,055	129,998	96,880	132,684
Research and development	23,763	20,762	22,488	26,735	18,644
Selling, general and administrative	18,462	21,602	19,337	16,315	13,014
Restructuring(1)	686	(100)	1,032	—

Total costs and expenses	144,099	187,319	172,855	139,930	164,342

OPERATING INCOME (LOSS)	(40,317)	(7,567)	(9,288)	(40,599)	4,456
INTEREST INCOME	3,417	2,850	3,344	4,540	4,045
INTEREST EXPENSE	(13)	(162)	(473)	(853)	(710)
OTHER INCOME, NET(2)	16,347	18,371	624	—	1,530

INCOME (LOSS) BEFORE INCOME TAXES	(20,566)	13,492	(5,793)	(36,912)	9,321
INCOME TAXES	301	12	30	59	399

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(20,867)	13,480	(5,823)	(36,971)	8,922
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE—ADOPTION OF SFAS 133	494	—	—	—	—

NET INCOME (LOSS)	$(20,373)	$13,480	$(5,823)	$(36,971)	$8,922

NET INCOME (LOSS) PER SHARE(3):
Basic income (loss) per share before cumulative effect of change in accounting principle	$(1.80)	$1.21	$(0.56)	$(3.50)	$0.90
Cumulative effect of change in accounting principle	0.04	—	—	—	—

Basic net income (loss) per share	$(1.76)	$1.21	$(0.56)	$(3.50)	$0.90

Diluted income (loss) per share before cumulative effect of change in accounting principle	$(1.80)	$1.19	$(0.56)	$(3.50)	$0.83
Cumulative effect of change in accounting principle	0.04	—	—	—	—

Diluted net income (loss) per share	$(1.76)	$1.19	$(0.56)	$(3.50)	$0.83

SHARES USED IN COMPUTING PER SHARE AMOUNTS:(3)
Basic	11,543	11,113	10,426	10,568	9,881

Diluted	11,543	11,343	10,426	10,568	10,701

	March 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital	$87,561	$104,936	$79,400	$72,399	$117,478
Total assets	154,765	188,023	131,275	128,412	175,051
Debt and capital lease obligations, net of current portion	—	—	1,351	4,899	5,912
Total stockholders' equity	$100,339	$98,502	$98,985	$95,968	$144,342

(1)
See Note 14 of Notes to Consolidated Financial Statements herein for details of the restructuring.

(2)
See Note 2 of Notes to Consolidated Financial Statements herein regarding the sale of UltraRF.

(3)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words "may," "will," "continue," "estimate," "project," "intend," "believe," "expect," "anticipate," and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: the terms and expected timing of the merger with REMEC; the impact on the Company of a loss of a major OEM customer; the Company's expectations of sales outside of the United States as a percentage of future revenues; the impact of currency fluctuations on future revenues; the expected timing of completion of the transfer of all remaining repair and product integration operations; competition's affect on the Company's average selling prices and gross margins; the effect on the Company's accounts receivable on account of a significant change in the liquidity or financial condition of a major customer; the consequences of overvaluing or undervaluing the Company's inventory; the consequences of a significant increase in product returns or costs of repairs; gross margin as a percentage of net revenues in the future; spending on new product initiatives in the future; the number of employee terminations due to restructuring; the expected timing of completion of the restructuring; the Company's continued evaluation and recording of its net deferred tax asset; the anticipated spending for capital additions for the next twelve months; the sufficiency of the Company's available resources to meet cash requirements and the factors which will determine the Company's future cash requirements. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled "Factors Affecting Future Operating Results" in this Item 7. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

        On May 19, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among REMEC, Inc., a California corporation ("REMEC"), Reef Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of REMEC ("Merger Sub") and the Company pursuant to which REMEC will acquire the Company by a merger of Merger Sub with the Company ("the merger"). Upon consummation of the merger, the

Company's stockholders will receive approximately $14.00 of REMEC common stock, subject to a collar, or if REMEC chooses, a combination of REMEC common stock and cash. If REMEC elects to pay in cash, it may pay up to $4.00 per share in cash. The remaining payment will be in REMEC common stock, which will be determined based on the average trading price of REMEC common stock for the ten day period ending on the second trading day before the Company's special meeting of stockholders to approve the merger and the Merger Agreement. Spectrian stockholders will also receive cash for any fractional shares of REMEC common stock that they are entitled to receive in the merger.

        The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the REMEC common stock issued to the Company's stockholders. The Merger Agreement has been approved unanimously by the board of directors of both companies. The merger is expected to close in the quarter ending September 30, 2002 but is subject to a number of conditions including, among other things, approval of the Company's stockholders, approval of REMEC's shareholders and various regulatory approvals and clearances, including those under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the Securities Act of 1933, as amended.

        On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree, Inc. ("Cree") pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of common stock of Cree plus common stock with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree are entered into a supply agreement ("the Purchase and Supply Agreement"), under which the Company was obligated as of December 29, 2000 to purchase from Cree an aggregate of $58 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. As of March 31, 2002, the remaining purchase commitment is $21.3 million. In the event Spectrian fails to make these purchases, it is obligated either to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall in cash. Accordingly, Spectrian deferred $58 million of the gain on sale of UltraRF, which represented the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing it in periods as the related purchase commitments to Cree are being discharged. The Company recognized $30.0 million and $6.8 million of the deferred gain for the year ended March 31, 2002 ("fiscal 2002") and the year ended March 31, 2001 ("fiscal 2001"), respectively. Spectrian and Cree also entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components. The joint development agreement expired on December 29, 2001. Following the close of the sale of UltraRF, the Company no longer has revenues related to the sale of UltraRF products to third party customers. Additionally, as a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products have increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as was the case historically.

        For fiscal 2002, Nortel Networks Corporation ("Nortel"), Samsung Electronics Co., Ltd. ("Samsung") and Verizon Communications ("Verizon"), accounted for 47%, 24% and 12% of net revenues, respectively. Also during the second half of fiscal 2002, Cingular accounted for 16% of net revenues. For fiscal 2001, Nortel, Verizon and Samsung accounted for approximately 59%, 18% and 13% of net revenues, respectively. For the year ended March 31, 2000 ("fiscal 2000"), Nortel accounted for approximately 72% of net revenues.

        The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel. In addition, the Company's sales to Verizon, Samsung and Cingular are generally made on the basis of purchase orders rather than long-term purchase commitments and any of these customers may cancel or defer their purchase orders without advanced notice to the Company. The Company's contractual relationships with its major customers adversely affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the past, product orders from Nortel have fluctuated sharply and the Company does not currently sell any multicarrier power amplifiers ("MCPA") products to Nortel, which has adversely affected the Company's revenues and earnings. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will receive any orders for MCPA products from Nortel or other parties in the future. If the Company is unable to find other customers to generate demand for its new and existing products, the Company's revenues may be materially adversely affected. If the Company were to lose Nortel, Verizon, Samsung, Cingular or any other major customer, or if orders by Nortel, Verizon, Samsung, Cingular or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

        During fiscal 2002, fiscal 2001 and fiscal 2000, net revenues from outside of the United States were 66%, 78% and 87%, respectively. The Company expects that sales outside of the United States will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea, China, France and Brazil, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are predominantly priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company. In addition, a portion of the Company's international product revenues (primarily in China) and repair revenues (primarily in South Korea) are denominated in foreign currencies. Due to the passage of time between the pricing and sale of its products, the Company may be unable to competitively adjust its prices to reflect fluctuations in the exchange rate which may result in reduced revenues. In the circumstances that the Company bills and receives local currencies, the Company may be restricted or impaired from exchanging the local currency into U.S. dollars due to expatriation laws or regulations in foreign countries which would adversely affect the Company's operations and financial condition.

        The Company utilizes primarily one contract manufacturer to decrease the Company's manufacturing overhead and cost of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume, high quality manufacturing. The financial strength of this contract manufacturer has recently become impaired due to the declaration of bankruptcy by its U.S. parent corporation. The cost of transitioning manufacturing activities to the contract manufacturer were higher than the savings from costs of products, which adversely affected the Company's gross margins from January 1999 to November 2000. Also during fiscal 2002, the Company transferred the production of a lower volume single carrier GSM product to a second contract manufacturer in Taiwan and Wuxi, China. In the future, the Company intends to subcontract MCPA products to this second contract manufacturer. Although the Company has transitioned substantially all of its manufacturing activities to an outside contract manufacturer, the Company still has significant fixed costs and is therefore dependent upon substantial revenues to achieve and maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results—Risk Related to Ongoing Operations—Sole or Limited Sources of Products, Materials and Services."

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

        Revenue Recognition.    The Company recognizes revenues when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured, and delivery has occurred. Delivery occurs when the customer has taken title and assumed the risk of loss. Under this criteria, product revenues are recognized either upon shipment of product to customers if shipping terms are FOB—shipping point or upon receipt of product by customers if shipping terms are FOB—destination. Revenues for products sold to distributors with rights of return are deferred and recognized upon resale of the products by the distributors. Revenues are also deferred if collection is not assured. All revenues are recognized net of accruals for estimated sales returns and allowances.

        Allowance for Doubtful Accounts.    The Company performs ongoing credit evaluations of the Company's customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the Company's review of their current credit information and generally does not require collateral. The Company continuously monitors payments from the Company's customers and maintains an allowance for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that the Company has identified. Since the Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of the Company's accounts receivable and the Company's results of operations. Allowance for bad and doubtful accounts aggregated $400,000 and $460,000 at March 31, 2002 and 2001, respectively.

        Allowance for excess and obsolete inventory, lower of cost or market and adverse purchase commitments.    The Company values inventory at standard cost, which is evaluated at least quarterly to determine that it approximates actual cost. The Company regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production and repair requirements. The Company also regularly reviews the cost to produce products against the estimated market value of the products and records a lower of cost or market provision for those products that have a cost in excess of the estimated market value.

        The Company outsources the production and repair of its products and certain components utilized in the production process that have long lead times. The Company regularly reviews its outstanding purchase commitments and records an adverse purchase commitment liability based primarily on the Company's estimated forecast of product demand and production and repair requirements. The Company also regularly reviews the cost to complete production of components on order against the estimated market value of the products and records an adverse purchase commitment liability if those components that have a completed cost in excess of the estimated market value.

        Demand for the Company's products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand and adverse purchase commitments. In addition, the Company's industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand and adverse purchase commitments. The Company has experienced price reductions on its products because of competition and market conditions. A significant decrease in the market price of products could result in an increase in the required lower of cost or market provision and adverse purchase commitments. Additionally, the Company's estimates of future product demand and market price may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory, lower of cost or market and adverse purchase commitments. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in the Company's cost of goods sold at the time of such determination. Likewise, if the Company's inventory is determined to be undervalued, the Company may have over-reported the Company's cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of the Company's forecasts of future product demand and market value, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory, the amount of adverse purchase commitments and the Company's results of operations.

        As of March 31, 2002, several products from the older SCPA business line had cost of sales that exceeded the contractual selling price. Accordingly, the Company established lower of cost or market inventory reserves for the associated inventory. The Company also recorded an allowance for certain SCPA and MCPA inventories on hand that exceeded the forecast product demand. The total allowance for excess and obsolete inventory and lower of cost or market was $17.8 million at March 31, 2002. In addition, the Company recorded adverse purchase commitments of $2.8 million at March 31, 2002.

        Warranty Liability.    The Company offers warranties of various lengths, ranging from one year to fifteen years, to the Company's customers depending upon the specific product and terms of the customer purchase agreement. The Company typically negotiates varying terms regarding warranty coverage and length of warranty dependant upon the product involved and the customer. The Company's standard warranties require it to repair or replace defective product returned to it during such warranty period at no cost to the customer. The Company quantifies and records an estimate for warranty related costs based on the Company's actual historical and projected return and failure rates, the current repair costs, and the length of the warranty period. In the past, the Company has experienced higher than normal return rates on certain products, which required the Company to increase the required warranty provision and extend the warranty period. Should the Company experience actual return and failure rates or repair costs that are higher than the estimated return and failure rates or repair costs used to calculate the provision, the Company's operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. As at March 31, 2002 and 2001, the Company's estimates for warranty liabilities were $6.4 million and $9.8 million, respectively.

        Deferred Tax Assets.    As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate the Company's income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in its statement of operations.

        Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company has recorded a valuation allowance for the entire deferred tax assets as of March 31, 2002, due to uncertainties related to the Company's ability to utilize the Company's deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which the Company operates and the period over which the Company's deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to reduce the valuation allowance which could materially impact the Company's financial position and results of operations. The net deferred tax asset as of March 31, 2002 was zero, net of a valuation allowance of $42.4 million.

Results of Operations

        The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.

	Fiscal Year Ended March 31,
	2002	2001	2000
NET REVENUES	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of revenues	97.5	80.7	79.5
Research and development	22.9	11.6	13.7
Selling, general and administrative	17.8	12.0	11.8
Restructuring	0.7	(0.1)	0.6

Total costs and expenses	138.9	104.2	105.6

OPERATING LOSS	(38.9)	(4.2)	(5.6)
INTEREST INCOME	3.3	1.6	2.0
INTEREST EXPENSE	—	(0.1)	(0.3)
OTHER INCOME, NET	15.8	10.2	0.4

INCOME (LOSS) BEFORE INCOME TAXES	(19.8)	7.5	(3.5)
INCOME TAXES	0.3	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(20.1)	7.5	(3.5)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE—ADOPTION OF SFAS 133	0.5	—	—

NET INCOME (LOSS)	(19.6)%	7.5%	(3.5)%

GROSS MARGIN ON REVENUES	2.5%	19.3%	20.5%

Years Ended March 31, 2002 and 2001

        Net Revenues.    The Company's net revenues decreased 42% to $103.8 million for fiscal 2002 from $179.8 million for fiscal 2001. The decrease in net revenues was primarily due to lower demand and reduced average selling prices for the Company's single carrier power amplifier ("SCPA") legacy products, lower demand for the Company's Broadband, and to a lesser degree, lower demand and reduced average selling prices for some of the Company's multi-channel power amplifiers ("MCPA"). SCPA revenues decreased 56% to $45.0 million for fiscal 2002 from $102.8 million for fiscal 2001 primarily due to the replacement of SPCA products with MCPA products in certain of the Company's customers' new product designs. Broadband revenues decreased 95% to $576,000 for fiscal 2002 from $11.1 million for fiscal 2001 primarily due to the bankruptcy of the network operator that deployed the Company's broadband amplifiers. MCPA revenues decreased 11% to $52.6 million for fiscal 2002 from $58.7 million for fiscal 2001 primarily as a result of reductions in capital spending by the Company's customers.

        Cost of Revenues.    Cost of revenues consists primarily of turnkey amplifier costs for the Company's products, internal amplifier assembly and test costs, RF semiconductor fabrication, assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of revenues decreased by 30% to $101.2 million for fiscal 2002 from $145.1 million for fiscal 2001. The decrease in cost of revenues on a dollar basis was due to lower sales and decreased warranty expense from $4.9 million in fiscal 2001 to $2.9 million in fiscal 2002 as a result of lower quantity shipments and lower per unit repair cost due to the transfer of repair operations to a subcontract manufacturer, partially offset by increased inventory obsolescence and lower of cost or market expense from $4.3 million in fiscal 2001 to $11.7 million in fiscal 2002 and the higher costs of semiconductors on account of purchases from UltraRF after December 2000 being at fair market value rather than at manufacturing cost as had previously been the case.

        Gross margin on sales was 3% for fiscal 2002 as compared to 19% for fiscal 2001. The decrease in gross margin for fiscal 2002 was due to lower production volumes to absorb fixed overhead costs, a decline in the average selling prices of SCPA products and some MCPA products and increased inventory obsolescence and lower of cost or market expense from $4.3 million in fiscal 2001 to $11.7 million in fiscal 2002, partially offset by decreased warranty expense from $4.9 million in fiscal 2001 to $2.9 million in fiscal 2002 as a result of lower quantity shipments and lower per unit repair cost due to the transfer of repair operations to a subcontract manufacturer. The Company anticipates that gross margin as a percentage of net revenues will continue to be adversely effected by continued declining average selling prices, especially for SCPA products, and higher semiconductor costs, as a result of the sale of the UltraRF division to Cree which means the Company must purchase the LDMOS RF semiconductor parts at market price rather than recognizing the cost of revenues at the actual semiconductor cost of production.

        Research and Development.    The Company's research and development expenses increased by 14% to $23.8 million in fiscal 2002 from $20.8 million in fiscal 2001. The increase in research and development expenses on a dollar basis for fiscal 2002 was due to new product development initiatives for the MCPA product line which the Company believes are required to meet current and future market and customer requirements, the joint development agreement between the Company and Cree, partially offset by the elimination of $3.3 million of UltraRF research and development expenses as a result of the sale of UltraRF in December 2000. The cost of the joint development agreement between the Company and Cree, which started in January 2001 and ended in December 2001, was $600,000 in fiscal 2001 and $1.8 million in fiscal 2002. See Note 2 in the accompanying notes to the Consolidated Financial Statements. As a percentage of net revenues, research and development expenses represented 23% of net revenues for fiscal 2002 as compared to 12% of net revenues for fiscal 2001. The increase in research and development expenses as a percentage of net revenues was due to higher research and development expense on a dollar basis and lower revenues.

        Selling, General and Administrative.    The Company's selling, general and administrative expenses decreased by 15% to $18.5 million in fiscal 2002 from $21.6 million in fiscal 2001. As a percentage of net revenues, selling, general and administrative expenses represented 18% of net revenues for fiscal 2002 as compared to 12% of net revenues for fiscal 2001. The decrease in selling, general and administrative expenses on a dollar basis was primarily due to reduced general and administrative spending from $11.9 million to $9.2 million as a result of cost reduction actions implemented by management and the elimination of certain selling, general and administrative expenses of UltraRF as a result of the sale of UltraRF. The increase in selling, general and administrative expenses as a percentage of net revenues was due to lower revenues in fiscal 2002.

        Restructuring Costs.    In June 2001, the Company began to transfer its power amplifier repair and product integration operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with this decision, the Company recognized in the three months ended July 1, 2001 a restructuring charge of approximately $686,000 for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that had no future value to the Company. Approximately 60 employees engaged in the repair and product integration operations were anticipated to be terminated as a result of the restructuring. As of March 31, 2002, approximately 50 employees have been terminated. The Company anticipates that the restructuring will be completed no later than June 30, 2002.

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

        Interest Income.    Interest income increased to $3.4 million in fiscal 2002 from $2.9 million in fiscal 2001. The increase in interest income in fiscal 2002 resulted from higher interest-bearing investment balances associated with higher average cash and cash equivalent balances, partially offset by lower average interest rates.

        Interest Expense.    Interest expense decreased to $13,000 in fiscal 2002 from $162,000 in fiscal 2001. The decrease in interest expense in fiscal 2002 was the result of substantially reduced average borrowing levels due to repayments of debt and capital lease obligations made in association with the sale of UltraRF.

        Other Income.    Other income decreased to $16.3 million in fiscal 2002 from $18.4 million in fiscal 2001. Other income for fiscal 2002 primarily represents a $30.0 million gain on the sale of UltraRF recognized as a result of fulfillment and reduction of the minimum purchase commitments to Cree per the Purchase and Supply Agreement, as amended, partially offset by a $13.5 million realized loss on the sale of Cree common stock and options. Other income for fiscal 2001 represents an $18.9 million gain on sale of UltraRF recognized in the third and fourth quarters of fiscal 2001 and a $481,000 realized loss on the sale of Cree common stock in the fourth quarter of fiscal 2001.

        Income Taxes.    Due to the losses incurred by the Company and the related net operating loss carryforwards available to the Company, the Company did not record income tax expense except for foreign taxes and the minimum state income tax expense in fiscal 2002 and 2001. Income taxes increased to $301,000 in fiscal 2002 from $12,000 in fiscal 2001. The increase in income taxes was due to higher foreign taxes in fiscal 2002 as a result of the increased activities of foreign subsidiaries the Korean and Chinese markets. Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses, the Company has provided a valuation allowance against deferred tax assets where the realization was uncertain. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

        Cumulative Effect of Change in Accounting Principle—Adoption of SFAS133.    On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"). In the three months ended March 31 and July 1, 2001, the Company entered into various option arrangements known as a cashless collar, to hedge its investment in Cree common stock, which was acquired through the sale of UltraRF. The Company designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 cumulative effect adjustment gain in earnings as of April 1, 2001.

Years Ended March 31, 2001 and 2000

        Net Revenues.    The Company's net revenues increased 10% to $179.8 million for fiscal 2001 from $163.6 million for fiscal 2000. The growth in net revenue was primarily due to higher demand in the MCPA product line and Broadband product line, partially offset by a decline in the SCPA product line, sold primarily to Nortel. MCPA revenues increased 81% to $58.7 million for fiscal 2001 from $32.2 million for fiscal 2000. Broadband revenues increased 221% to $11.1 million for fiscal 2001 from $3.5 million for fiscal 2000. Broadband revenues were recognized primarily in the first and second quarters of fiscal 2001. SCPA revenues decreased 19% to $102.8 million for fiscal 2001 from $126.4 million for fiscal 2000 on lower average selling prices and volumes.

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

        Research and Development.    Research and development expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers and RF semiconductors. The Company's research and development expenses decreased by 8% to $20.8 million in fiscal 2001 from $22.5 million in fiscal 2000. As a percentage of net revenues, research and development expenses represented 12% of net revenues for fiscal 2001 as compared to 14% of net revenues for fiscal 2000. The decrease in research and development expenses on both a dollar and percentage of net revenues basis reflected higher revenue levels on a year-to-year basis, reduced expenses associated with completion of the initial products in the new MCPA product line in early fiscal 2000, the sale of UltraRF, and the use of a product development methodology that allows for the reuse of designs in several products.

        Selling, General and Administrative.    Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's selling, general and administrative expenses increased by 12% to $21.6 million in fiscal 2001 from $19.3 million in fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses represented 12% of net revenues for fiscal 2001 as compared to 12% of net revenues for fiscal 2000. The increase in selling, general and administrative expenses on a dollar basis for fiscal 2001 was principally due to increased commissions, marketing efforts to diversify the customer base, creation of the UltraRF sales force and network, increased sales and marketing activities in South Korea, and costs incurred to evaluate strategic alternatives for UltraRF.

        Restructuring Costs.    In connection with the decision to transition power amplifier production to a contract manufacturer, the Company recognized in fiscal 2000 an approximately $1.0 million restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force. In fiscal 2001, the Company reversed $100,000 of unused restructuring charge due to changes in the restructuring plan.

        Interest Income.    Interest income decreased to $2.9 million in fiscal 2001 from $3.3 million in fiscal 2000. The decrease in interest income for the year was a result of lower interest-bearing investment balances associated with the reduced average cash and cash equivalent balances.

        Interest Expense.    Interest expense decreased to $163,000 in fiscal 2001 from $500,000 in fiscal 2000. The decrease in interest expense for the year was a result of substantially reduced average borrowing levels due to repayments made in association with the sale of property in December 1999 and the sale of UltraRF in December 2000.

        Other Income.    Other income increased to $18.4 million in fiscal 2001 from $0.6 million in fiscal 2000. Other income for fiscal 2001 represents an $18.9 million gain recognized on sale of UltraRF recognized in the third and fourth quarter of fiscal 2001 and a $481,000 realized loss on the sale of Cree common stock in the fourth quarter of fiscal 2001. Other income for fiscal 2000, represents a $624,000 gain on the sale of a light industrial building in December 1999.

        Income Taxes.    Due to the losses incurred by the Company and the related net operating loss carryforwards available to the Company, the Company did not record income tax expense except for foreign taxes in fiscal 2001 and foreign taxes and the minimum state income tax expense in fiscal 2000.

Segment Information

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

Company began operating as one vertical integrated unit. Segment information for fiscal 2001 and fiscal 2000 is as follows (in thousands):

Consolidated Statement of Operations Data—Fiscal 2001:

	Year Ended March 31, 2001
	Amplifier	UltraRF	Other	Total
Net revenues, external	$178,671	$1,081	$—	$179,752
Net revenues, intersegment	—	23,487	(23,487)	—
Amortization and depreciation	5,290	2,185	2,950	10,425
Income (loss) before income taxes	(7,605)	313	20,784	13,492

Consolidated Statement of Operations Data—Fiscal 2000:

	Year Ended March 31, 2000
	Amplifier	UltraRF	Other	Total
Net revenues, external	$162,687	$880	$—	$163,567
Net revenues, intersegment	—	27,050	(27,050)	—
Amortization and depreciation	5,797	2,546	4,912	13,255
Income (loss) before income taxes	(13,401)	4,113	3,495	(5,793)

*
Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 has not had a significant impact on its financial statements to date.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements. The Company will adopt SFAS 142 in the quarter beginning April 1, 2002. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company's financial position and results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business", however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

Liquidity and Capital Resources

        The Company has financed its growth through sales of Company assets or subsidiaries, sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at March 31, 2002 consisted of cash and cash equivalents and short-term debt investments, which total $90.7 million, and bank borrowing arrangements.

        The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. On June 5, 2002, the Company renewed its line of credit extending the expiration date to June 4, 2003 at terms substantially similar to the existing line. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At March 31, 2002, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at March 31, 2002 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at March 31, 2002 was 4.8% and 4.0%, respectively. The Company had no borrowings under the line of credit as of March 31, 2002.

        The Company's working capital decreased by $17.4 million to $87.6 million as of March 31, 2002 from $104.9 million as of March 31, 2001. The decrease was primarily attributable to a $25.5 million decrease in cash and cash equivalents, restricted cash and short-term investments, a $9.4 million decrease in accounts receivable, a $3.8 million decrease in deferred tax asset, a $709,000 decrease in prepaid expenses and a $251,000 increase in accrued liabilities, partially offset by a $5.4 million increase in net inventories, a $1.3 million increase in income tax receivable, $4.9 million decrease in accounts payable, a $543,000 decrease in income tax payable and a $10.3 million decrease in short-term deferred gain as a result of recognizing $30.0 million of the deferred gain on the sale of UltraRF from the fulfillment and reduction of the minimum purchase commitments to Cree per the Purchase and Supply Agreement, as amended, partially offset by the reclassification of $19.7 million from long-term deferred gain to short-term deferred gain. The Company's working capital increased by $25.5 million to $104.9 million as of March 31, 2001 from $79.4 million as of March 31, 2000. The increase was primarily attributable to the $93.4 million in proceeds received for the sale of UltraRF, less the unrealized loss on the market value of Cree common stock of $23.1 million and the short-term portion of the deferred gain on the sale of UltraRF of $31.6 million at March 31, 2001, a $3.8 million increase in accounts receivable, and the recognition of a deferred tax asset of $3.8 million, which were partially offset by a decrease in inventories of $12.3 million due to the transfer of manufacturing to a subcontract manufacturer in Thailand and the sale of UltraRF and an increase in accounts payable, accrued liabilities and income taxes payable of $8.1 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities, Cree common stock and options, which were sold from January 2001 through September 2001, and United States government bonds and notes.

        Cash used by operations was $28.3 million for fiscal 2002 compared to cash provided by operations of $10.2 million for fiscal 2001 and cash used by operations of $14.9 million for fiscal 2000.

        Cash used by operations in fiscal 2002 was principally the result of a $20.4 million net loss, a $30.0 million non-cash recognized gain from the fulfillment and reduction of the minimum purchase commitments to Cree per the Purchase and Supply Agreement, as amended, a $5.4 million increase in net inventories, a $4.9 million decrease in accounts payable, a $1.3 million increase in income tax receivable and a $543,000 decrease in income taxes payable, partially offset by a $13.0 million realized loss from the sale of short-term investments which resulted from the liquidation of all Cree common stock and options held as of March 31, 2001, a $9.2 million decrease in accounts receivable due to reduced revenues in fiscal 2002, $5.3 million of depreciation and amortization expense, a $3.8 million decrease in deferred tax asset due to receipt of income tax refunds of about $1.8 million, reclassification of $1.3 million to income tax receivable and reduction of income tax payable by $694,000, a $956,000 loss on disposal of property and equipment, a $1.2 million decrease in prepaid expenses and other assets and a $498,000 increase in accrued liabilities.

        Cash provided by operations in fiscal 2001 was principally the result of $13.5 million in net income, depreciation and amortization of $10.4 million, a $7.1 million decrease in net inventories due to the transfer of manufacturing to a subcontract manufacturer in Thailand and the write down of inventory due to obsolescence, a $7.7 million increase in accounts payable due to the timing of purchases to support the higher revenue level, a $0.7 million increase in income taxes payable, which were partially offset by a recognized $18.9 million non-cash gain on the sale of UltraRF net assets, a $3.8 million increase in deferred tax assets, a $3.8 million increase in accounts receivable due to the higher revenue levels and the timing of shipments in the quarter, a $2.5 million decrease in accrued liabilities due to lower payroll and commission related accruals primarily due to the decrease in headcount and the utilization of the restructuring reserve which was partially offset by the increase in the warranty reserve and a $1.1 million increase in prepaid expenses and other current assets.

        Cash used by operations in fiscal 2000 was principally the result of a $5.8 million net loss, a $13.7 million net increase in inventory, which is partially a result of the timing difference between Nortel's requested delivery dates and the Company's vendor purchase commitments to support the customer's delivery requirements, a $10.9 million increase in accounts receivable, which increased proportionately with revenue growth and also reflects the longer standard payment terms in Europe, partially offset by $13.3 million of depreciation and amortization expense, an $8.4 million increase in accounts payable, which increased proportionately with production levels. In addition, accrued liabilities decreased by $4.1 million due primarily to the reduction of warranty reserves based upon repairing defective products previously accrued for and the timing of the payment of certain expenses, primarily payroll related.

        The Company's investing activities provided cash of approximately $35.0 million in fiscal 2002 as compared to providing cash of $8.5 million in fiscal 2001 and using cash of $4.6 million in fiscal 2000.

        Cash provided by investing activities during fiscal 2002 resulted primarily from $117.9 million from the sale and maturity of short-term investments, which included approximately $44.7 million generated from the sale of all Cree common stock and options held as of March 31, 2001, and $6.5 million from the release of restricted cash, which represented the amount held in escrow to secure the Company's representations, warranties and covenants related to the sale of UltraRF to Cree, partially offset by $83.0 million in purchases of short-term investments, $4.4 million in additions to property and equipment and a $2.0 million minority investment in Paragon Communications Ltd. ("Paragon").

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

        Cash used for investing activities during fiscal 2000 resulted primarily from $16.0 million in purchases of short-term investments and $7.7 million of additions to property and equipment, partially offset by $15.6 million proceeds from sale and maturities of short-term investments and $3.5 million in proceeds from the sale of a light industrial building by the Company.

        Capital additions during fiscal 2002 and 2001 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects. Capital expenditures during fiscal 2000 included manufacturing test and production equipment required to support new products, test equipment to support various research and development projects, and the ERP system.

        The Company's financing activities used cash of approximately $989,000 in fiscal 2002 as compared to providing cash of $6.1 million and $4.8 million during fiscal 2001 and 2000, respectively.

        Cash used by financing activities during fiscal 2002 was the result of $2.9 million in purchases of treasury stock and $103,000 in repayments of capital lease obligations, which was partially offset by $2.0 million proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity.

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

Contractual Obligations and Commercial Commitments

        Capital Lease Obligations.    The Company entered into capital leases for test equipment for a 24-month lease term expiring from July to October 2002.

        Operating Leases.    During fiscal 1997, the Company sold its two principal facilities in Sunnyvale, California for approximately $16.4 million, and leased the two facilities back under a lease that has been classified as an operating lease. The lease expires in November 2011 and the quarterly rent payments are subject to Consumer Price Index adjustments on a tri-annual basis. The lease agreement provides that the Company would have the right of first refusal to purchase the properties upon certain conditions. In connection with the sale of UltraRF to Cree in December 2000, the Company subleased one of the two facilities under the aforementioned operating lease to Cree for the remaining term of the lease under substantially the same terms and conditions as the Company's lease.

        In 1998, the Company entered into an operating lease for an ancillary 40,000 square foot manufacturing facility in Rocklin, California for a sixty month lease term expiring in June 2003. During the second quarter of fiscal 2000, the Company subleased its Rocklin facility to The Gap, Inc. for the remainder of the Company's lease term.

        The Company also leases facilities in Folsom, California; Quincy, Illinois; Bellevue, Washington; Korea, China and Brazil to support its administrative, development, manufacturing, repair, sales and marketing activities.

        Purchase Commitments with Cree.    In December 2000, the Company and Cree entered into the Purchase and Supply Agreement, under which the Company was obligated to purchase from Cree an aggregate of $58 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. As of March 31, 2002, the remaining purchase commitment is $21.3 million, of which $20.0 million of purchases are required to be made in fiscal 2003 and $1.3 million of purchases are required to be made in fiscal 2004.

        Purchase Commitments with Subcontract Manufacturers.    Monthly, the Company provides a six month rolling forecast of finished goods requirements to its subcontract manufacturers for planning and long-lead time parts procurement purposes only. The Company issues purchase orders to the subcontract manufacturers with delivery dates from four to twelve weeks from the purchase order date. Once a purchase order is accepted by the subcontract manufacturer, the Company is committed to accept delivery of the amplifiers or reimburse the subcontract manufacturer for costs incurred to date. The subcontract manufacturers procures raw materials and schedules labor needed to manufacture the Company amplifiers based on the aforementioned forecasts and standard purchase orders. In the past, the Company has reimbursed ACT for the cost of long-lead time parts and other raw material costs that had been incurred by ACT because of the reduction of purchase order and forecasted quantities. The subcontract manufacturers also maintain inventory levels to repair the Company amplifiers. At March 31, 2002, total accepted and unfulfilled purchase orders to procure completed amplifiers totaled $7.3 million. At March 31, 2002, the subcontract manufacturers had $13.4 million of materials on hand and an additional $12.3 million of purchase commitments to buy raw materials to fulfill the accepted purchase orders, forecasted requirements and repair requirements from the Company. At March 31, 2002, the Company estimated that $1.6 million of the purchase commitments made by the subcontract manufacturers are non-cancelable.

        Other Purchase Commitments.    During its normal course of business, the Company also issues purchase orders to procure components, materials and services from other vendors. As of March 31, 2002, the Company's outstanding purchase commitments with vendors other than Cree and its subcontract manufacturers totaled approximately $4.9 million.

        Royalty Commitments.    On November 15, 2001, the Company entered into an agreement with Paragon to license certain technology that can be used in the design of RF power amplifiers. Under the terms of the License Agreement, the Company may be required to pay a royalty to Paragon based upon revenues of products that incorporate the licensed technology. If the Company elects to license the technology provided by Paragon, the Company must make quarterly advance royalty payments beginning July 1, 2002, through December 31, 2004 in amounts ranging from $50,000 to $125,000 per quarter. These advance royalty payments are to be applied against earned royalties and are carried forward to subsequent periods if not earned.

        Future payments under all royalty commitments, purchase commitments, capital leases, non-cancelable operating leases and sublease income under these operating leases as of March 31, 2002 are as follows (in thousands):

	Amounts Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital lease obligations	$66	$—	$—	$—	$66
Operating leases	2,993	4,562	4,487	9,660	21,702
Minimum Royalty commitments with Paragon	325	275	—	—	600
Minimum Purchase commitments with Cree	20,000	1,250	—	—	21,250
Purchase commitments with subcontract manufacturers	15,000	—	—	—	15,000
Other purchase commitments	4,911	—	—	—	4,911

Total commitments	$43,295	$6,087	$4,487	$9,660	$63,529

Sublease income	$1,349	$1,927	$1,814	$4,233	$9,323

        In September 2001, the Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. Any repurchase may be made in the open market at times and prices considered appropriate by the Company's management. As of March 31, 2002, the Company had bought back 293,700 shares of its common stock at an average per share price of $9.80 for approximately $2.9 million. The Company did not repurchase any shares of its common stock in the three months ended March 31, 2002.

        The Company anticipates spending approximately $5.0 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements and development projects.

        Based on the Company's current working capital position and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. However, there can be no assurance that future events will not require the Company to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect cashflow from operations and as a result, the Company's need to seek additional borrowings or capital include:

  •
  the average selling prices of our products;

  •
  customer demand for our products;

  •
  unanticipated research and development expenses associated with new product introductions; and

  •
  acquisitions.

Related Party Transactions

        Sales to Cingular Wireless LLC.    During fiscal 2002, Cingular purchased approximately $8.6 million of MCPA products from the Company (or 8.3% of fiscal 2002 net revenues), primarily in the second half of fiscal 2002. Robert W. Shaner, President of Wireless Operations for Cingular, has served as a director for the Company since April 1999. The transactions between the two parties were performed at arms-length.

        Outsourced Stock Option Administration Services.    In May of 2000, Spectrian entered into a non-binding arrangement with Montgomery Financial Services Corp. ("MFS"). MFS provides on-site stock option administration services to the Company. Henry C. Montgomery, Chairmen of the Board of MFS, has also served as a director of the Company since November 2000. At the time the service was obtained, normal purchasing policies were followed which included several bids from other providers and normal payment terms of 30 days. In fiscal 2002, the Company purchased $37,000 of services from MFS. Transactions between the two parties are performed at arms-length.

        Investment in ArrayComm, Inc.    In July of 1998, Spectrian purchased 222,222 shares of Series D preferred stock (at $4.50 per share) in ArrayComm, Inc. ("ArrayComm"). The total investment in ArrayComm was $1.0 million. ArrayComm is a privately held company that develops antenna-based wireless communications and broadband internet access technologies. Martin Cooper, Chief Executive Officer of ArrayComm, has also served as a director of the Company since January 1994. The investment in ArrayComm was made at arms-length and there have been no other transactions between the companies.

Factors Affecting Future Operating Results

Risks Related to the Proposed Merger

        Fluctuations in Merger Consideration.    Upon completion of the merger, each share of the Company's common stock will be converted into the right to receive $14 of REMEC common stock, provided that at REMEC's election, REMEC may offer a certain portion of the merger consideration in cash. REMEC may make this election at any time prior to the fifth business day prior to the special meeting of the Company's stockholders. If REMEC elects not to pay any cash in the merger, the number of shares of REMEC common stock that will be issued for each share of the Company's common stock shall be equal to $14.00 divided by the average closing price of REMEC common stock during the ten trading days ending on and including the second trading day prior to the special meeting of the Company's stockholders. However, if the average closing price is greater than $10.50 then REMEC shall issue 1.33333 shares of its common stock for each share of the Company's common stock, and if the average closing price is less than $7.00 then REMEC shall issue 2.0 shares of its common stock for each share of the Company's common stock. Since the market price of REMEC's stock will fluctuate and since REMEC may elect to pay cash as merger consideration, the Company's stockholders will not know the final exchange ratio until after the market closes on the second trading day prior to the Company's special stockholder meeting. Accordingly, the specific number of shares of REMEC common stock that the Company's stockholders will receive in the merger will depend upon the market price of REMEC's common stock at the time the closing of the merger. This price may fluctuate substantially. In addition, the Company is not permitted to withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of REMEC's common stock or the Company's common stock. The share prices of REMEC and the Company's common stock are subject to the general price fluctuations in the market for publicly traded equity securities, and the prices of both companies' common stock have experienced significant volatility in the past. The Company urges its stockholders to obtain recent market quotations for its common stock and for REMEC's common stock. The Company cannot predict or give any assurances as to the respective market prices of the Company's or REMEC's common stock at any time before or after the closing of the merger.

        Customer delays, deferrals or cancellations of Product Orders.    The public announcement of the merger could have a material adverse effect on the Company's revenues and profitability in the short term. In particular, prospective customers could be reluctant to purchase the Company's products if they are uncertain about the strategic direction of the combined company, the continuation of the Company's product offerings and the willingness of the combined company to support, service and repair existing products. Since the merger, the Company has received questions from current and prospective customers about the status of the merger and the anticipated product development and integration plans. The merger was announced on May 19, 2002, in the second half of the Company's first quarter of fiscal 2003. The Company tends to realize a substantial portion of its revenues during the last month of a quarter. Accordingly, the announcement of the merger could create uncertainty among the Company's current and prospective customers. If one large customer, or a large number of smaller customers, were to delay their purchase decisions until the completion of the merger, the Company's quarterly financial results could be significantly below the expectations of market analysts, which could cause a reduction in the market price of the Company's common stock.

        Impairment of Existing Relationships.    The public announcement of the merger could substantially impair the Company's important business relationships. Customers and suppliers could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements, as a result of the pending merger. In addition, key employees may decide to terminate their employment due to the pending merger or other employees may experience uncertainty about their future role with the combined company which could adversely affect the Company's ability to retain key management, marketing, sales and technical personnel.

        Merger Related Costs.    The Company estimates that it will incur direct transaction costs of approximately $3.7 million in connection with the proposed merger, which will be expensed in the quarter in which they are incurred. The Company believes that the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the Company into REMEC. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

        Risks Associated with REMEC's Common Stock.    When the merger is completed, holders of the Company's common stock will become holders of REMEC's common stock. REMEC's business differs greatly from the Company's and REMEC's results of operations, as well as the price of REMEC's common stock, may be affected by factors different from those affecting the Company's results of operations and the price of the Company's common stock.

        Regulatory Approvals of Merger.    As a condition to the obligations of the Company and REMEC to complete the merger, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 must have expired or been terminated and the Securities and Exchange Commission must have declared effective a registration statement pursuant to which the Company's stockholders would be solicited to vote on the proposed merger. The Company and REMEC have made the required filings under the Hart-Scott-Rodino Act with the Department of Justice and the Federal Trade Commission and REMEC expects to file its registration statement with the Securities and Exchange Commission shortly after the date the Company files this Annual Report. There can be no assurance that the waiting period under the Hart-Scott-Rodino Act will be permitted to expire or be terminated at all without materially adverse restrictions or conditions that would have an adverse effect on the Company or that the Securities and Exchange Commission will declare REMEC's registration statement effective in a timely manner. The Company may be required to agree to various operating restrictions, before or after receipt of stockholder approval, in order to obtain the necessary authorizations and approvals of the merger or to assure that governmental authorities do not seek to block the merger. The Company does not expect to seek any additional stockholder approval, after the special meeting of its stockholders, to agree to any terms and conditions necessary to resolve any regulatory objections to the merger, and the Company will not seek stockholder approval unless such stockholder approval is required to approve such terms and conditions under applicable law. Notwithstanding any agreements regarding operating restrictions that may be required under applicable law or by governmental authorities, under the terms of the merger agreement, REMEC is not required to accept any material restrictions on its business or take any action which would materially and adversely effect its business in order to complete the merger and may refuse to complete the merger if any such material restrictions or actions are required by governmental authorities as a condition to approving the merger. Even if regulatory approvals are obtained, any federal, state or foreign governmental entity or any private person may challenge the merger at any time before or after its completion.

        Failure to Complete the Proposed Merger.    If the proposed merger is not completed, the Company may be subject to the following material risks, among others:

  •
  the Company may be required to pay REMEC a termination fee of $6 million upon the occurrence of certain events;

  •
  the price of the Company's common stock may decline to the extent that the current market price of its common stock reflects a market assumption that the proposed merger will be completed;

  •
  the Company's stock price may decline due to uncertainty regarding the Company's stand alone prospects;

  •
  some costs related to the merger, such as legal, accounting, financial printing and some of the fees of the Company's financial advisor, must be paid even if the merger is not completed; and

  •
  the diversion of management's attention from the day to day business of the Company, the uncertainty for employees and the unavoidable disruption to relationships with current and potential customers and suppliers during the period before the closing of the proposed merger may make it difficult for the Company to regain its financial and competitive position if the merger does not occur.

        Further, if the merger agreement is terminated and the Company's board of directors determines to seek another merger or business combination, the Company may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger.

        In addition, while the merger agreement is in effect and subject to certain limited exceptions, the Company is generally prohibited from soliciting, initiating, knowingly encouraging or knowingly inducing or participating in any discussions regarding a proposal to enter into any business combination with any party other than REMEC.

Risks Related to Ongoing Operations

        Customer Concentration; Dependence on Nortel, Verizon, Samsung and Cingular.    The wireless infrastructure equipment market is dominated by a small number of large OEMs and wireless network operators, including Ericsson, Nokia, Lucent, Motorola, Samsung, Nortel, Verizon, Cingular and Siemens. The Company's revenues are derived primarily from sales to a limited number of customers, in particular, Nortel, Verizon, Samsung and Cingular. Furthermore, a substantial portion of the Company's revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize, by deferrals or cancellations of orders as a result of changes in customer requirements, and from the timing of the build out of new wireless networks. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel. In addition, the Company's sales to Verizon, Samsung and Cingular are generally made on the basis of purchase orders rather than long-term purchase commitments and any of these customers may cancel or defer purchase orders without advanced notice to the Company. The Company's contractual relationships with its major customers may adversely affect the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Nortel, Verizon, Samsung or Cingular or any material reduction in pricing without significant offsets, would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the second and third quarters of fiscal 2002, product orders from Nortel fell substantially and the Company does not currently sell any MCPA products to Nortel, which has adversely affected the Company's business. There can be no assurance that the Company will receive any product orders for MCPA products or any other products from Nortel in the future. If the Company's current or new customers do not generate sufficient demand for the Company's new products replacing prior demand from Nortel, the Company's business, financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel, Verizon, Samsung, Cingular or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the network operator market has been and is expected to continue experiencing an industry consolidation, which has and will continue to have a negative impact on the Company's ability to diversify its customer base. Wireless infrastructure equipment OEMs have come under increasing price pressure from wireless network operators, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon, Samsung, Cingular and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

        Fluctuations in Operating Results.    The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to: the timing, cancellation, delay or rescheduling of OEM and network operator customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM and network operator customers; the acceptance of such products by wireless equipment OEMs and network operators; relative variations in manufacturing efficiencies and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; changes in manufacturing capacity and variations in the utilization of this capacity; shortages of key supplies; the long sales cycles associated with the Company's products; the timing and level of product and process development costs; changes in inventory levels; the relative strength or weakness of international financial markets and the financial strength of domestic financial markets. Anticipated orders from the Company's customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the past has caused significant fluctuations in the Company's product sales. For fiscal 2002 when compared to fiscal 2001, the Company experienced a significant sales decline as a result of delays and reductions in capital spending by the Company's customers. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will experience in the future the same annual revenue growth that it did in fiscal 2000 and 2001. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. At March 31, 2002, the Company had a relatively high level of inventory on hand. Consequently, if customer demand falls below the Company's forecast, it may experience charges related to excess and obsolete inventory or be required to reduce the carrying value of inventory to the lower of cost or market. The Company is not currently profitable and there can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis in the future. In fiscal 2002, the Company wrote down inventory by $11.7 million due to lower than expected customer demand. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

        Economic Recession or other Economic Conditions.    The Company's revenues are derived primarily from sales to wireless network operators and OEMs in the wireless infrastructure equipment market. Any significant downturn in the wireless infrastructure equipment market, or domestic or international conditions, which result in the reduction of capital expenditure budgets or the delay in product orders of the Company's customers would likely produce a decline in demand for the Company's power amplifier products. Since early 2001, the wireless infrastructure equipment market has experienced a significant decline in revenue and product orders. If the Company's customers decide to delay their product orders or reduce their capital expenditures, the Company's revenues, results of operations and financial condition would be adversely affected.

        Declining Average Sales Prices.    The Company has experienced, and expects to continue to experience, declining average sales prices for all its products, especially its SCPAs, and in all geographical markets. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless network operators, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among merchant amplifier suppliers has increased the downward pricing pressure on the Company's products and certain customer contracts have pricing terms that allow these customers to purchase the Company's products at the lowest available market price. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

        Product Quality, Performance and Reliability.    The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Power amplifiers as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures. The Company has from time to time in the past experienced product quality, performance and reliability problems. In addition, the Company's MCPA products have a higher statistical probability of malfunction than its SCPA products due to their greater complexity. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future that may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Purchase and Supply Agreement with Cree.    In connection with the Company's completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement with UltraRF, a subsidiary of Cree. Pursuant to the Purchase and Supply Agreement, as amended, the Company is committed to purchase and accept delivery from UltraRF of $54.8 million of semiconductors over a 30-month period starting January 2001. As of March 31, 2002, the Company's remaining purchase commitment was $21.3 million, with quarterly purchase commitments ranging from $1.3 million to $5.0 million. The Company's need for UltraRF components during a quarter may be insufficient to satisfy its minimum commitments for such quarter. In such event, the Company would be obligated to purchase excess inventory that it may never utilize or to pay a shortfall surcharge in cash, either of which could have a material adverse effect on the Company's business, financial condition and cash flow.

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

        Sole or Limited Sources of Products, Materials and Services.    The Company currently procures from single sources certain of its power amplifier assemblies, specialized semiconductors, components and services for its products. The Company purchases these products, components and services on a purchase order basis, does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. In fiscal 2001, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is greater than the committed delivery schedule of some of its customers, such as Nortel. In addition, the Company began the process of transferring its power amplifier repair and product integration operations to the same contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant amplifier repair capacity as of March 31, 2002. On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, to Cree. As a result, the Company no longer manufactures bipolar and LDMOS RF power semiconductors, which are critical components in the Company's power amplifier products. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing and repair services strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components and reliance on the financial strength and continued relationship with the contract manufacturer. In calendar 2001, the financial strength of the Company's primary sole source contract manufacturer may have become impaired due to the declaration of bankruptcy by its U.S. parent corporation. Although the Company has taken measures to protect itself in the event that this contract manufacturer declares bankruptcy or is placed in receivership, the Company may suffer a loss of assets or disruption of its manufacturing processes and the Company's business, financial condition and results of operations may be adversely affected. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify its components with each new vendor or contract manufacturer, respectively, as well as with each of its customers. Any inability of the Company to obtain timely deliveries of components, repair services, assembled amplifiers or RF power semiconductors of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

        Risks of International Sales.    The Company operates in an international market and expects that sales outside of the United States will continue to account for a significant percentage of the Company's total revenues for the foreseeable future. These sales involve a number of inherent risks, including terrorist attacks on U.S. companies, imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors, representatives, vendors and customers, reduced protection of intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, where the Company sells its products in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. Where the Company sells its products in foreign currencies, the Company may be unable to increase or decrease the prices for its products in a timely fashion to reflect fluctuations in the exchange rate which would reduce the competitiveness of the Company's prices and result in lower revenues. Furthermore, foreign governments or regulatory bodies may in the future impose currency restrictions or controls which would impair or prohibit the Company's ability to exchange its funds from foreign currencies into U.S. dollars thereby adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations, and the Company has determined not to engage in hedging activities to mitigate any of these risks.

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

        Market for the Company's Products Is Highly Competitive.    The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and achieve profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter the merchant market and compete directly with the Company, and at least two OEMs, NEC and Lucent, have already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

        The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include, Andrew, Celiant, Fujitsu, Japan Radio Co. Ltd., Mitsubishi, Panasonic, Paradigm, Powerwave and REMEC. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

        Risk of Licensed or Acquired Technologies.    The wireless communications equipment industry is very competitive, and as such, the Company's growth is substantially dependent upon its ability to enhance its existing products and introduce new products on a timely basis. The Company has addressed in part its need to improve existing products and develop new products through the licensing of externally developed technologies and through the acquisition of such technologies by investing in other companies. The licensing or acquisition of externally developed technologies involves certain risks including difficulties in integrating the third party's technology into the Company's products, lack of control over the reliability, timely delivery and quality of such technology and the failure of the Company to realize additional revenue associated with such technology which can offset the license payments or the initial investment and related costs of such technology. If any of these risks materialize, the Company's license agreements or investments in externally developed technologies may not be financially successful and may adversely affect the Company's business, operating results and financial condition.

        Uncertain Protection of Intellectual Property.    The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications, computer aided design and modeling tools, technical processes and employee expertise. In addition, the Company assigned 20 of its United States patents and 4 of its foreign patents to Cree in connection with the sale of UltraRF. The Company has been granted by Cree a non-exclusive, royalty-free license to each of these patents, however, there can be no assurance that Cree will adequately protect this proprietary information and any such failure could adversely affect the Company's business, financial condition and results of operations. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, customers, and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

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

        Government Regulation of Communications Industry.    RF transmissions and emissions, and certain equipment used in connection therewith are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless network operators to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. For example, recently enacted laws and regulations which prohibit or restrict the use of hand held cellular telephones while operating a motor vehicle may have a material adverse affect on the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. Recently, the auction of new frequency spectrums has been delayed by the FCC. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. However, the delays inherent in this governmental approval process and the current uncertainty surrounding the ownership and allocation of wireless spectrum licenses have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the FCC auction of spectrum licenses and the installation of communications systems by the Company's OEM customers. These delays have had in the past, and in the future may have, a material adverse effect on the sale of products by the Company to such OEM customers.

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

        Volatility of Stock Price.    The market price of the Company's stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, reliance on single source vendors, reliance on outsource manufacturing, the timing difference between its customers' requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, concentration of stock ownership by a few entities resulting in a low float of the Company's common stock in the public market, a significant short interest ownership position in the Company's common stock, general market conditions and other factors. The market price of the Company's common stock has ranged from a low of $11.03 to a high of $16.70 during the period from December 31, 2001 to March 31, 2002. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's common stock has fluctuated significantly in the past.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company develops products in the United States and markets its products in North America, South America, Europe and the Asia-Pacific region. Thus, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As the Company's sales are primarily denominated in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets. In addition, a portion of the Company's international product revenues (primarily in China) and repair revenues (primarily in South Korea) are denominated in foreign currencies. In the circumstances that the Company bills and receives local currencies, the Company may be restricted or impaired from exchanging the local currency into U.S. dollars due to expatriation laws or regulations in foreign countries which would adversely affect the Company's operations and financial condition. As of March 31, 2002, the recorded values of cash and accounts receivable in Chinese Yuan and Korean Won were $1.5 million and $786,000, respectively, in the aggregate.

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

The table below presents the amounts and related weighted interest rates of the Company's short-term investments at March 31, 2002 and March 31, 2001 (dollars in thousands).

	March 31, 2002	March 31, 2001
Average fixed interest rate	3.6%	5.5%

Amortized cost	$48,374	$38,655

Fair value	$48,585	$38,919

Contractual maturity dates:
Less than 1 year	$13,466	$8,931
1 to 5 years	35,119	29,988

	$48,585	$38,919

        Pursuant to the Asset Purchase Agreement, the Company received as partial consideration for the sale of UltraRF, 1,815,402 shares of common stock of Cree. In January 2001, the Company sold 191,094 shares, which were held in escrow, for approximately $6.3 million and realized a loss of approximately $481,000 from the sale of these securities. Between January to May 2001, the Company entered into various option arrangements, known as a cashless collar, expiring from July 2001 to May 2002, to hedge 1,100,000 shares of Cree common stock on hand. Pursuant to the terms of the option arrangements, the Company was able to realize an average of $25.32 per share for the 1,100,000 hedged shares if the share price of Cree was lower than $25.32 when the options expired. If the Cree stock price exceeded an average of $41.14 when the options expired, the Company would sell its hedged shares at $41.14 or settle the options for a cash amount equal to the difference between the Cree stock price and the option price. In fiscal 2002, the Company sold 1,139,308 shares of Cree common stock for $27.9 million and realized a loss of $12.6 million. The Company also terminated 615,000 shares of Cree stock options prior to their expiration dates and realized a gain of $4.4 million, which represented the proceeds realized upon termination of these options. In addition, the Company exercised put options in relation to 485,000 shares of Cree common stock for proceeds of $12.4 million and realized a loss of $4.8 million. As of March 31, 2002, the Company did not have any Cree common stock on hand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS—UNAUDITED
(in thousands, except per share data)

	Three Months Ended
	July 1, 2001	Sept. 30, 2001	Dec. 30, 2001	Mar. 31, 2002
Net revenues	$30,440	$20,370	$25,457	$27,515
Cost of revenues	$29,852	$23,767	$24,030	$23,539
Gross profit	$588	$(3,397)	$1,427	$3,976
Net income (loss) before cumulative effect of change in accounting principle	$(4,720)	$(15,838)	$(811)	$502
Net income (loss)(1)	$(4,226)	$(15,838)	$(811)	$502
Net income (loss) before cumulative effect of change in accounting principle per share:
Basic	$(0.41)	$(1.37)	$(0.07)	$0.04
Diluted	$(0.41)	$(1.37)	$(0.07)	$0.04
Net income (loss) per share:
Basic	$(0.37)	$(1.37)	$(0.07)	$0.04
Diluted	$(0.37)	$(1.37)	$(0.07)	$0.04
Shares used in computing per share amounts:
Basic	11,552	11,581	11,360	11,382
Diluted	11,552	11,581	11,360	11,502
	Three Months Ended
	July 2, 2000	Oct. 1, 2000	Dec. 31, 2000	Mar. 31, 2001
Net revenues	$42,190	$41,916	$51,398	$44,248
Cost of revenues	$35,268	$34,714	$39,490	$35,583
Gross profit	$6,922	$7,202	$11,908	$8,665
Net income (loss)(2)	$(3,800)	$(3,865)	$13,410	$7,735
Net income (loss) per share:
Basic	$(0.35)	$(0.35)	$1.20	$0.68
Diluted	$(0.35)	$(0.35)	$1.19	$0.67
Shares used in computing per share amounts:
Basic	10,916	10,974	11,154	11,416
Diluted	10,916	10,974	11,270	11,627

(1)
Consolidated financial results for the quarter ended July 1, 2001 includes $7.5 million gain on sale of UltraRF to Cree, $2.3 million net realized loss on the sale of Cree stock and options and $494,000 cumulative adjustment upon the adoption of FAS133 on April 1, 2001. Consolidated financial results for the quarter ended September 30, 2001 includes $8.3 million gain on sale of UltraRF to Cree and $11.2 million net realized loss on the sale of Cree stock and options. Consolidated financial results for the quarter ended December 30, 2001 includes $7.5 million gain on the sale of UltraRF to Cree. Consolidated financial results for the quarter ended March 31, 2002 includes $6.7 million gain on sale of UltraRF to Cree.

(2)
Consolidated financial results for the quarters ended December 31, 2000 and March 31, 2001 reflect a gain of $11.7 million and $7.2 million, respectively, related to the sale of UltraRF to Cree on December 29, 2000.

        See Note 2 of Notes to Consolidated Financial Statements herein regarding the sale of UltraRF.

        The Company's consolidated financial statements and the independent accountants' reports appear on pages F-1 through F-33 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The members of the board of directors and the executive officers of the Company are and certain information about them as of May 31, 2002 is as follows:

Name	Age	Position
Garrett A. Garrettson	58	Chairman of the Board
Thomas H. Waechter	49	President, Chief Executive Officer and Director
Martin Cooper(1)	73	Director
Charles D. Kissner(2)	54	Director
Henry C. Montgomery(2)	66	Director
Robert W. Shaner(1)	54	Director
Robert C. Wilson(2)	82	Director
Michael D. Angel	46	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary
Thomas A. Jones	47	Vice President, Human Resources
Robert D. Lyells	50	Vice President, Operations
Joseph M. Madden	35	Vice President, Marketing
Harry W. Oh	44	Vice President and General Manager, Asia Pacific
David S. Piazza	38	Vice President, Development
Donald W. Sinnar	59	Vice President, Sales & Service

(1)
Member of Human Resources Committee.

(2)
Member of Audit Committee.

        Mr. Garrettson joined the Company in April 1996 and is currently its Chairman of the Board of Directors. Since November 2001, Mr. Garrettson has been the President, Chief Executive Officer and a Director of ClairVoyante Laboratories, Inc., a company that develops technology for flat panel and projector products. Mr. Garrettson served as a technical strategist of the Company from March 2000 to March 2002. From April 1996 to March 2000, Mr. Garrettson served as President, Chief Executive Officer and a Director of the Company. From March 1993 until he joined the Company, Mr. Garrettson was President and Chief Executive Officer of Censtor Corporation, a company that designs and sells technology related to magnetic recording heads for the disk drive industry. Mr. Garrettson has also held various executive management positions with Control Data Corporation, a computer system company, from November 1986 to October 1989, and Seagate Technology Inc., a company that designs and manufactures disk drives, from October 1989 to March 1993. From October 1973 to November 1986, Mr. Garrettson also held various engineering management positions with Hewlett Packard Laboratories, a division of Hewlett Packard Company, a company providing computing and imaging products. Mr. Garrettson is also a director of TCSI Corporation, a company that provides telecom network management software. Mr. Garrettson holds a B.S. and an M.S. in Engineering Physics and a Ph.D. in Mechanical Engineering from Stanford University.

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

        Mr. Cooper has been a director of the Company since January 1994. Mr. Cooper is a founder of ArrayComm, Inc., a wireless technology manufacturer, has served as Chairman since April 1992 and is presently its Chief Executive Officer. He has served as Chairman of Dyna, Incorporated, a consulting company, since 1986. From 1985 to December 1992, he served as President of Cellular Pay Phone Incorporated, a cellular pay telephone company. From 1982 to 1986, he was a co-founder, Chairman and Chief Executive Officer of Cellular Business Systems, Inc., a management information company. From 1954 to 1983, Mr. Cooper served in a variety of positions including Corporate Vice President, Division Manager and Corporate Director of Research and Development of Motorola, Inc. He is a Fellow of the IEEE and of the Radio Club of America and a recipient of the IEEE Centennial medal. He serves on the Advisory Board of the International National Electronics Consortium and on the Board of Trustees of the Illinois Institute of Technology. Mr. Cooper holds a B.S. and an M.S. in Electrical Engineering from the Illinois Institute of Technology.

        Mr. Kissner has served as a director of the Company since March 1998. Mr. Kissner currently serves as Chairman of the Board and Chief Executive Officer of DMC Stratex Networks, Inc., ("DMC"), formerly known as Digital Microwave Corporation, a wireless telecommunications equipment company. Mr. Kissner joined DMC in July 1995 as its President and Chief Executive Officer and was appointed Chairman of the Board in August 1996. Mr. Kissner served as Chief Executive Officer of DMC until May 2000 and resumed this position in October 2001. Prior to joining DMC, Mr. Kissner served from July 1993 to July 1995 as Vice President and General Manager of Microelectronics Division of M/A-COM, Inc., a manufacturer of radio and microwave communication products. From February 1990 to July 1993, Mr. Kissner served as President, Chief Executive Officer and a Director of Aristacom International, Inc., a communications software company. From 1971 to 1990, Mr. Kissner was an executive with AT&T and Fujitsu in a variety of positions. Mr. Kissner is also a director of SonicWALL, Inc., a supplier of Internet infrastructure security products. Mr. Kissner holds a B.S. in Industrial Management and Electrical Engineering from California State Polytechnic University and an M.B.A. from the University of Santa Clara.

        Mr. Montgomery has been a director of the Company since November 2000. From May to September 1999, Mr. Montgomery also served as Interim Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary of the Company. Since 1980, Mr. Montgomery has been the Chairman of the Board of Montgomery Financial Services Corporation, a management consulting and financial services firm which has assisted companies in transition or that are financially troubled from time to time. From January 2000 to March 2001, Mr. Montgomery served as Executive Vice President, Finance and Administration and Chief Financial Officer of Indus International, Inc., a company engaged in enterprise asset management systems. From November 1996 through July 1997, Mr. Montgomery served as Executive Vice President of SyQuest Technology, Inc. ("SyQuest"), a company that develops, manufactures and sells computer hard drives. On November 1998, SyQuest filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Montgomery also serves as a director of Catalyst Semiconductor, Inc., a semiconductor manufacturer, Consolidated Freightways Corporation, a trucking company, and Swift Energy Company, an oil and gas company. Mr. Montgomery holds a B.A. in Economics from Miami University, Oxford, Ohio.

        Mr. Shaner has served as a director of the Company since April 1999. Since October 2000, Mr. Shaner has been the President of Wireless Operations for Cingular, a joint venture between the wireless divisions of SBC Communications Inc. and BellSouth Corporation. From November 1999 to October 2000, Mr. Shaner served as the President of SBC Wireless, Inc., a provider of wireless communication services to consumers and businesses. Mr. Shaner served as the President and Chief Executive Officer of Pacific Bell Wireless from August 1998 to November 1999. Prior to assuming that position, Mr. Shaner served as President of SBCI Europe and Middle East for SBC International, Inc. from March 1997 to July 1998. From 1995 to February 1997, Mr. Shaner held the position of President and Chief Executive Officer for SBC International Wireless in France. From 1991 to 1995 Mr. Shaner

served as Executive Vice President for Southwestern Bell Mobile System. Prior to 1991, Mr. Shaner held various other management positions at Southwestern Bell Telephone/Telecom and Cellular One. Mr. Shaner also serves as a director of Central Methodist College. Mr. Shaner holds a B.A. from Central Methodist College.

        Mr. Wilson has served as a director of the Company since October 1995. Mr. Wilson has been Chairman of Wilson & Chambers, a venture capital and consulting firm, since December 1982. Mr. Wilson served as President, Chief Executive Officer and Chairman of the Board at Memorex Corporation from 1974 until 1980. From 1971 to 1974, Mr. Wilson served as President and Chief Executive Officer of Collins Radio Company, a communications company. From 1969 to 1971, Mr. Wilson was employed by Rockwell International, a diversified manufacturing company, first as President of Commercial Products and later as Executive Vice President. He is currently a member of the boards of directors of Gigatronics Inc., a microwave instrument supplier. Mr. Wilson holds a B.S. in Engineering from the University of California at Berkeley.

        Mr. Angel joined the Company in September 1999 as its Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary. From April 1994 until he joined the Company, Mr. Angel was employed by National Semiconductor Corporation, a company that designs and manufactures semiconductor products, in various management positions, most recently as its Director of Finance of Worldwide Manufacturing and Central Technology Operations. Mr. Angel has also held various positions with Hitachi Data Systems, a manufacturer of mainframe computers, storage systems, open systems hardware and software, and PricewaterhouseCoopers LLP, an accounting and professional consulting firm. Mr. Angel holds a B.S. degree in Business Administration with a concentration in Accounting from California State University, Chico.

        Mr. Jones joined the Company in April 2001 as its Vice President, Human Resources. From December 1999 until he joined Spectrian, Mr. Jones was employed by GN Resound, Inc., a manufacturer of high-technology hearing instruments, as its Senior Vice President of Global Human Resources. From February 1999 to August 1999, Mr. Jones was employed by TriStrata Corporation, a company that develops internet security technology, in various positions, most recently as its Vice President, Human Resources. From August 1997 to February 1999, Mr. Jones was employed by Forte Software/Sun Microsystems, Inc., a provider of computer systems, high speed microprocessors and high performance software, in various positions, most recently as its Vice President, Human Resources. From August 1995 to August 1997, Mr. Jones was employed by Pilot Software, Inc./Dun & Bradstreet Corporation, a company that develops business application software, as its Chief Human Resources Executive. Mr. Jones holds a B.S. degree in Psychology from Baldwin-Wallace College and a M.S. degree from Iowa State University.

        Mr. Lyells joined the Company in November 2001 as its Vice President, Operations. From September 2000 until he joined Spectrian, Mr. Lyells was employed by Maxwell Technologies, Inc., a designer and manufacturer of electronic components and power and computing systems, as its Vice President and General Manager, Sierra Division. From November 1999 to September 2000, Mr. Lyells was employed by MyTurn.Com, Inc., a developer and manufacturer of computer systems and an internet service provider, as its Vice President, Manufacturing. From December 1997 to November 1999, Mr. Lyells was employed at 3D Systems, Inc., a developer and manufacturer of solid imaging systems as its Senior Director, Product Assurance and Technology Center. From October 1994 to December 1997, Mr. Lyells was employed by Quality Systems, Inc., a quality management consulting company, as a consultant. Mr. Lyells holds a B.S. degree in Physics from Illinois Institute of Technology.

        Mr. Madden joined the Company in June 1997 and is currently its Vice President, Marketing. From May 1992 until he joined Spectrian, Mr. Madden was employed by Superconductor Technologies, Inc., a manufacturer of high performance filters for the mobile wireless telecommunications industry, in various management positions, most recently as its Director of Product Management. Mr. Madden holds a B.S. degree in Physics from University of California, Los Angeles.

        Mr. Oh joined the Company in May 2000 as its Vice President and General Manager, Asia Pacific. From April 1996 to May 2000, Mr. Oh was a consultant to the Company acting as a senior advisor for Far East Sales and Executive Managing Director in Asia Pacific. From February 1989 until he joined Spectrian, Mr. Oh was self-employed as President of Capitalend Corporation. Mr. Oh holds a B.S. degree in Industrial & System Engineering from University of Southern California.

        Mr. Piazza joined the Company in February 1990 and is currently its Vice President, Development. Mr. Piazza has held various positions since joining the Company including General Manager, Semiconductor Division and Vice President, Semiconductor Research and Development. Mr. Piazza holds a B.S. degree in Electrical Engineering from University of California, Davis.

        Mr. Sinnar joined the Company in September 2001 and as its Vice President, Sales and Service. From December 1995 until he joined Spectrian, Mr. Sinnar was employed by Odetics, Inc., a supplier of communications equipment for the television broadcast, video security, telecommunications and intelligent transportation system markets, as its Senior Vice President and General Manager. Mr. Sinnar holds a B.S degree in Accounting from Benjamin Franklin University in Washington D.C.

Section 16 Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during fiscal 2002, all executive officers, directors and greater than ten percent stockholders of the Company complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company and one former executive officer who would have been listed as one of the four most highly compensated executive officers but for the fact that he was not employed by the Company as of March 31, 2002 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company in fiscal 2002.

						Long-Term Compensation Awards
	Annual Compensation(1)
						Number of Securities Underlying Options(#)
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)			All Other Compensation ($)
Thomas H. Waechter President, Chief Executive Officer and Director(2)	2002 2001 2000	$350,001 345,617 —		$73,376 110,906 100,000	(3)	— 110,000 250,000	$	— — —
Harry W. Oh Vice President and General Manager, Asia Pacific(4)	2002 2001 2000	209,327 152,795 —		135,906 171,239 —	(5) (5)	— 60,000 —		260,845 87,474 —	(6) (6)
Michael D. Angel Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary(7)	2002 2001 2000	249,519 224,519 99,234		47,001 58,613 —		— 90,000 110,000		— — —
Joseph M. Madden Vice President, Marketing	2002 2001 2000	207,923 165,423 137,968	(8)	25,021 36,423 —		— 47,500 17,000		— — —
David S. Piazza Vice President, Development	2002 2001 2000	194,519 169,654 156,333		35,534 36,507 —		— 47,500 —		— — —
Garrett A. Garrettson Chairman of the Board(9)	2002 2001 2000	158,469 294,122 303,357		80,933 95,753 —		— — 50,000		39,069 — —	(10)

(1)
Other than salary and bonus, described herein, the Company did not pay the persons named in the Summary Compensation Table any compensation, including incidental personal benefits, in excess of 10% of such Named Executive Officer's salary, except for Harry W. Oh and Garrett A. Garrettson, whose personal benefits for fiscal 2002 and fiscal 2001 were disclosed under All Other Compensation.

(2)
Mr. Waechter joined the Company as President, Chief Executive Officer and as a Director on March 31, 2000.

(3)
Mr. Waechter's bonus in fiscal 2000 as presented above represents a sign-on bonus of $100,000.

(4)
Mr. Oh joined the Company in May 2000 as Vice President and General Manager, Asia Pacific. Prior to May 2000, Mr. Oh was the Company's senior advisor for Far East Sales and Executive Managing Director in Asia Pacific with a consultant status.

(5)
Mr. Oh's fiscal 2001 and fiscal 2002 bonus include $96,213 and $115,857, respectively, earned as a sales commission bonus while working as a full time employee for the Company. Mr. Oh's bonus in fiscal 2001 also includes $51,894 earned as commission in connection with his consultant status prior to joining the Company as a full time employee.

(6)
Mr. Oh's other compensation in fiscal 2001 includes an expatriate housing allowance of $58,181 and a tuition reimbursement for his children of $24,283. Mr. Oh's other compensation in fiscal 2002 includes an expatriate housing allowance of $60,000, a tuition reimbursement for his children of $23,700, personal income tax reimbursement of $161,259 and employer matching of 401 (K) contribution of $3,150 and employer paid health insurance premium of $12,736.

(7)
Mr. Angel joined the Company as Executive Vice President, Financial and Administration, Chief Financial Officer and Secretary in September 1999.

(8)
Mr. Madden's salary in fiscal 2002 as presented above includes approximately $12,900 of vacation time which Mr. Madden elected to receive in cash.

(9)
Mr. Garrettson resigned his position as President and Chief Executive Officer of the Company in March 2000 and became Chairman of the Board effective the same date. Mr. Garrettson retired as an employee of the Company in March 2002.

(10)
Mr. Garrettson's other compensation in fiscal 2002 includes employer paid health insurance premium of $32,156, life insurance premium of $5,706 and employer matching of 401(K) contribution of $1,207.

Option Grants in Fiscal 2002

        The following table provides information concerning each grant of options to purchase the Company's Common Stock made during fiscal 2002 to the Named Executive Officers.

	Number of Securities Underlying Option Granted	% of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Thomas H. Waechter	—	—	—	—	—	—
Harry W. Oh	—	—	—	—	—	—
Michael D. Angel	—	—	—	—	—	—
Joseph M. Madden	—	—	—	—	—	—
David S. Piazza	—	—	—	—	—	—
Garrett A. Garrettson	—	—	—	—	—	—

Aggregated Option Exercises in Fiscal 2002 and Fiscal Year-end Option Values

        The following table sets forth certain information regarding the exercise of stock options during fiscal 2002 and the value of options held as of March 31, 2002 by the Named Executive Officers.

			Number of Securities Underlying Unexercised Options at March 31, 2002		Value of Unexercised In-the- Money Options at March 31, 2002($)(2)
Name	Shares Acquired on Exercise	Value Realized(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas H. Waechter	—	—	154,583	205,417	$33,863	$101,588
Harry W. Oh	—	—	49,693	56,807	18,679	44,727
Michael D. Angel	—	—	97,917	102,083	27,278	77,585
Joseph M. Madden	—	—	38,213	39,437	19333	44,903
David S. Piazza	—	—	76,727	35,260	177,121	48,575
Garrett A. Garrettson	30,000	$85,165	260,100	—	20,738	—

(1)
Market value of the Company's Common Stock at the exercise date minus the exercise price.

(2)
Market value of the Company's Common Stock, $14.32 per share, as reported on the Nasdaq National Market on March 28, 2001, the trading day closest to fiscal year end, minus the exercise price.

Employment Contracts and Change of Control Arrangements

        On April 1, 2001, the Company and Garrett A. Garrettson, Chairman of the Board of Directors and a former officer, entered into an employment agreement pursuant to which Mr. Garrettson agreed to act as a technical strategist for the Company until March 31, 2003. On September 30, 2001, the Company and Mr. Garrettson entered into a Notice of Termination Agreement ("the Notice of Termination") pursuant to which Mr. Garrettson agreed to act as a technical strategist for the Company on a half time basis until March 31, 2002. On March 31, 2002, Mr. Garrettson resigned as a technical strategist of the Company. Pursuant to the terms of the Notice of Termination, Mr. Garrettson shall receive payment of his salary at a rate of $12,262 per month until March 31, 2003 and a fiscal 2003 bonus payment of approximately $40,500. Mr. Garrettson also received a lump sum payment from the Company of $80,932 as his target bonus for fiscal year 2002. In addition, Mr. Garrettson's options to purchase common stock became fully vested and immediately exercisable as of March 31, 2002 and Mr. Garretson has 12 months thereafter to exercise his options. The Notice of Termination Agreement also provides that the Company will continue to pay his COBRA premiums and the premiums on his existing disability policy through March 31, 2003. Mr. Garrettson released the Company from any and all claims or any liability for compensation except as set forth in his employment agreement or in the Notice of Termination.

        On April 6, 2001, the Company entered into a change of control and severance agreement with Thomas A. Jones. On July 19, 2001 and upon the initial employment for those officers who joined the Company after such date, the Company entered into change of control and severance agreements with each of: Thomas H. Waechter, Michael D. Angel, David S. Piazza, Joseph M. Madden, Harry W. Oh, Donald W. Sinnar and Robert Lyells. Under the terms of these change of control and severance agreements, in the event that any of the above officers is subject to involuntary termination (as defined in the change of control and severance agreements) at any time after a change of control (as defined in the change of control and severance agreements), his outstanding options will become fully vested and immediately exercisable. The change of control and severance agreements for Messrs. Waechter, Angel, Jones, Piazza, Madden, Oh, Sinnar and Lyells provide in general that a termination is an involuntary termination if (A) the Company terminates the officer's employment without cause (as defined in the change of control and severance agreements) or (B) the officer terminates his employment for any of the following reasons:

  •
  a significant reduction in the facilities and perquisites available to him;

  •
  a reduction in his base salary;

  •
  a material reduction in kind or level of his benefits;

  •
  his relocation to a facility more than 35 miles away from his current location; and

  •
  the failure of a successor entity to assume his change of control and severance agreement.

        In addition to the requirements listed above, Mr. Waechter's change of control and severance agreement also provides that a termination may be deemed an involuntary termination if Mr. Waechter were to terminate his employment with the Company after a change of control (as defined in the change of control and severance agreements) due to:

  •
  a reduction in his target bonus; or

  •
  a significant reduction of his duties, position or responsibilities or his removal from such duties or position unless he is provided with comparable duties, position and responsibilities as the chief executive officer of an independent public company of equal or greater size and he reports directly to the board of directors of such company.

        In connection with the negotiation of the Merger Agreement and the merger, Mr. Waechter has entered into an employment agreement with REMEC that will supersede Mr. Waechter's change of control and severance agreement with the Company upon the closing of the merger. See "Employment Arrangements with REMEC" below.

        In addition to the requirements listed above, Mr. Angel's change of control and severance agreement provides that a termination may be deemed an involuntary termination if Mr. Angel were to terminate his employment with the Company due to:

  •
  a reduction in his target bonus; or

  •
  a significant reduction of his duties, position or responsibilities or his removal from such duties or position unless he is provided with comparable duties, position and responsibilities as the chief financial officer of an independent public company of equal or greater size and he reports directly to the chief executive officer of such company.

        In addition to the requirements listed above, the change of control and severance agreements for Messrs. Jones, Piazza, Madden, Oh, Sinnar and Lyells also provide that a termination may be deemed an involuntary termination if the officer terminates his employment due to a significant reduction of the officer's duties, position or responsibilities or the removal of the officer from such duties or position unless he is provided with comparable duties and position. Also, Mr. Jones' change of control and severance agreement provides that a termination may be deemed an involuntary termination if Mr. Jones terminates his employment due to a reduction in his target bonus. In connection with the negotiation of the merger agreement and the merger, Messrs. Jones and Piazza have entered into employment agreements with REMEC that will supersede their respective change of control and severance agreements with Spectrian. See "Employment Arrangements with REMEC" below.

        The change of control and severance agreements provide that if an officer's status is involuntarily terminated at any time after a change of control (as defined in the change of control and severance agreements) of the Company, the Company will be obligated to pay the officer his base salary as in effect at the time of his termination, 100% of his targeted bonus and employee benefits for one year after his termination. For Mr. Waechter, the duration of base salary, targeted bonus payments and employee benefits is three years. For Mr. Angel, the duration of base salary, targeted bonus payments and employee benefits is two years. In addition, upon an involuntary termination following a change of control (as defined in the change of control and severance agreements), all of the officer's options to purchase common stock shall become fully vested and immediately exercisable. Mr. Waechter and Mr. Angel's change of control and severance agreements also provide that the Company shall pay any excise taxes imposed upon either Mr. Waechter or Mr. Angel, whichever is applicable, pursuant to Section 280G of the Internal Revenue Code, or any excise taxes imposed due to the Company's payment of the excise tax, due to their receipt of any severance payments or benefits from the Company.

        The change of control and severance agreements of each of Thomas H. Waechter, Michael D. Angel, Thomas A. Jones, David Piazza, Joseph M. Madden, Harry W. Oh, Donald W. Sinnar and Robert Lyells define a Change of Control to mean the occurrence of any of the following events: (i) the approval of the Company's stockholders of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the total voting power of the surviving entity; (ii) the approval of the Company's stockholders of a plan of liquidation or the sale or disposition of all or substantially all of the Company's assets; (iii) any person becoming the beneficial owner, directly or indirectly, of 50% or more of the Company's outstanding voting securities or (iv) a change in the composition of the Board of Directors of the Company, as a result of which fewer than a majority of the directors are Incumbent Directors, where "Incumbent Directors" means directors who either (A) are directors of the Company as of the date of the change of control and severance agreement or (B) are elected, or nominated for election, to the Board of Directors of the Company with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination.

        In April 2001, in connection with his acceptance of employment, Thomas A. Jones, Vice President, Human Resources, entered into an employment letter with the Company pursuant to which he receives an annual base salary of $175,000. The employment letter provides for additional variable compensation in the target amount of $43,750 per year. Mr. Jones received a sign on bonus of $25,000. The Company also granted Mr. Jones shortly after he commenced his employment an option to purchase 50,000 shares of common stock subject to the Company's standard vesting schedule.

        In September 2001, in connection with his acceptance of employment, Donald W. Sinnar, Vice President, Sales & Service, entered into an employment letter with the Company pursuant to which he receives an annual base salary of $195,000. The employment letter provides for additional variable compensation in the target amount of $78,000 per year. Mr. Sinnar received a sign on bonus of $5,000. The Company provided Mr. Sinnar with an interim living facility and has agreed to pay all of his relocation expenses. The Company also granted Mr. Sinnar shortly after he commenced his employment an option to purchase 80,500 shares of common stock subject to the Company's standard vesting schedule.

        In November 2001, in connection with his acceptance of employment, Robert D. Lyells, Vice President, Operations, entered into an employment letter with the Company pursuant to which he receives an annual base salary of $180,000. The employment letter provides for additional variable compensation in the target amount of $72,000 per year. Mr. Lyells received a sign on bonus of $5,000. The Company also granted Mr. Lyells shortly after he commenced his employment an option to purchase 80,000 shares of common stock subject to the Company's standard vesting schedule.

        Christopher A. Menicou, a former Vice President of the Company, resigned his employment from the Company effective January 17, 2002 pursuant to a separation agreement. According to the terms of his separation agreement, Mr. Menicou received payment of his salary at a rate of $15,000 per month until May 17, 2002. In addition, the Company paid $7,500 for outplacement services for Mr. Menicou and paid his COBRA and executive reimbursement policy premiums until May 17, 2002. Mr. Menicou released the Company from any and all claims or any liability for compensation except as set forth in his separation agreement.

        In May 2002, the Company amended all of the outstanding options under the 1994 Director Option Plan to provide that effective only if the merger closes, each non-employee director who has outstanding option grants under the 1994 Director Option Plan shall have nine months from the date of the closing of the merger to exercise his options. Each of the following directors holds outstanding options under the 1994 Director Option Plan: Mr. Cooper, Mr. Montgomery, Mr. Shaner, Mr. Kissner and Mr. Wilson. The outstanding options under the 1994 Director Option Plan previously provided for an exercisability period of 90 days following a change of control.

        In May 2002, the Company amended the change of control severance agreements of each of Mr. Waechter, Mr. Angel, Mr. Jones, Mr. Oh, Mr. Madden, Mr. Piazza, Mr. Sinnar and Mr. Lyells to provide that effective only if the merger is closed, any of these individuals who is subject to Involuntary Termination (as defined is such individual's change of control severance agreement) at any time after the closing of the merger shall have nine months from the date of his Involuntary Termination to exercise his stock options. The change of control severance agreements previously provided for a period of 90 days following an Involuntary Termination to exercise stock options.

        Other than the severance obligations of the Company under the various change of control severance agreements, the employees are employed at-will by the Company and are eligible to participate in the Company's employee benefit plans and executive compensation programs.

Employment Contracts with REMEC

        In connection with the execution of the Merger Agreement, Mr. Waechter, the Company's President and Chief Executive Officer, entered into an employment agreement with REMEC, which will become effective upon the closing of the merger. Pursuant to his employment agreement, Mr. Waechter will become the President and Chief Operating Officer of REMEC upon the closing of the merger. Upon the closing of the merger, Mr. Waechter has also agreed to waive his rights under his agreements with Spectrian and REMEC will pay Mr. Waechter $1,000,000 in cash on a pre-tax basis as consideration for the waiver of approximately $1,600,000 in payments he would have been entitled to receive under his change of control and severance agreement with the Company. REMEC will pay Mr. Waechter an annual base salary of $375,000 and an annual target bonus of 30% of his annual base salary provided Mr. Waechter achieves certain objectives. Mr. Waechter will relocate to REMEC's Del Mar, California offices and REMEC will reimburse him for all actual relocation expenses, including closing costs on the sale and purchase of his home. Mr. Waechter will receive a tax gross up payment to cover all federal, state and local income and employment taxes with respect to his relocation expenses as well as on this gross up payment. Mr. Waechter will also be reimbursed for the reasonable cost of a country club membership and he will receive a $9,000 annual car allowance and six weeks of vacation a year. REMEC will grant Mr. Waechter an option to purchase 100,000 shares of REMEC's common stock at the then current fair market value immediately after he becomes an employee of REMEC.

        Mr. Waechter's employment agreement provides that if in the first three years of his employment with REMEC, he is terminated without cause (as defined in his employment agreement) or resigns for good reason (as defined in his employment agreement), then he is entitled to receive:

  •
  payment of his base salary as in effect at the time of termination, 100% of his targeted bonus and employee benefits for three years after his termination;

  •
  accelerated vesting of all of his options which were assumed by REMEC in connection with the merger to the extent that such options would vest in the three year severance period if he had remained an employee of REMEC; and

  •
  accelerated vesting of all his options which were granted after the closing of the merger to the extent that such options would vest in the year following Mr. Waechter's termination date assuming he had remained an employee of REMEC.

        Mr. Waechter's employment agreement also provides that if he is still employed at REMEC on the date of a change of control of REMEC, he will receive:

  •
  accelerated vesting of all his options that were assumed by REMEC in connection with the merger to the extent that such options would vest in the three years following the date of the change of control and

  •
  accelerated vesting of all his options that were granted after the closing of the merger to the extent that such options would vest in the year following the date of the change of control.

        In the event Mr. Waechter is terminated without cause (as defined in his employment agreement) or resigns for good reason (as defined in his employment agreement) within two years following a change of control (as defined in his employment agreement) of REMEC, then Mr. Waechter will also be entitled to receive:

  •
  payment of his base salary as in effect at the time of termination, 100% of his targeted bonus and employee benefits for three years after his termination and

  •
  accelerated vesting of all his options.

        The definition of Change of Control in Mr. Waechter's employment agreement mirrors that set forth in his change of control and severance agreement with the Company.

        The definition of Good Reason in Mr. Waechter's employment agreement is substantially similar to the definition of Involuntary Termination set forth in his change of control and severance agreement with the Company.

        Mr. Waechter's employment agreement also provides for the imposition of a "best-of" provision with respect to Section 280G of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code or any similar tax, if Mr. Waechter's employment with REMEC is terminated without cause or for good reason within three years of the closing date of the merger or within two years after a change of control of REMEC. Upon the occurrence of either of these events, the benefits received by Mr. Waechter under his employment agreement will be paid at his election either in full or in such lesser amount such that the excise tax associated with Section 280G of the Internal Revenue Code will not apply with respect to the receipt of such benefits.

        In order to receive his severance payments and benefits during the three year severance period following his termination, Mr. Waechter will not engage in any activity which is deemed to be in competition with REMEC's business. Mr. Waechter has also agreed not to solicit, directly or indirectly, any employee to leave his or her employment with REMEC. Mr. Waechter also released REMEC from any and all claims or any liability for severance benefits or stock acceleration except as set for in his employment agreement with REMEC.

        Mr. Piazza, the Company's Vice President, Development, entered into an employment agreement with REMEC pursuant to which Mr. Piazza will become the General Manager, Advanced Amplifier Products of REMEC upon the closing of the merger. REMEC will pay Mr. Piazza an annual base salary of $195,000 and an annual target bonus of 30% of his annual base salary provided Mr. Piazza achieves certain objectives. REMEC will grant Mr. Piazza an option to purchase 30,000 shares of REMEC's common stock at the then current fair market value immediately after he becomes an employee of REMEC. With respect to such option, 25% of the shares under this option shall vest upon each anniversary of the option's grant date for four years.

        If during the first three years of Mr. Piazza's employment with REMEC, he is terminated without cause (as defined in his employment agreement) or resigns for good reason (as defined in his employment agreement), then Mr. Piazza will be entitled to receive:

  •
  payment of his base salary as in effect at the time of his termination, 100% of his targeted bonus and employee benefits for a period of one year after his termination;

  •
  accelerated vesting of all his options which were assumed by REMEC in connection with the merger; and

  •
  accelerated vesting of all his options which were granted after the closing of the merger to the extent that such options would vest during the one year severance period had he remained an employee of REMEC.

        The definition of Good Reason in Mr. Piazza's agreement is substantially similar to the definition of Involuntary Termination set forth in his change of control and severance agreement with the Company. In order to continue to receive his severance payments and benefits during the one year severance period, Mr. Piazza will not engage in any activity which is deemed to be in competition with REMEC's advanced RF amplifier business, Mr. Piazza also agreed not to solicit, directly or indirectly, any employee to leave his or her employment with REMEC during that one year period. Mr. Piazza also released REMEC from any and all claims or any liability for severance benefits or stock acceleration except as set for in his employment agreement with REMEC.

        Mr. Jones, the Company's Vice President, Human Resources, entered into an employment agreement with REMEC pursuant to which Mr. Jones will become the Vice President, Worldwide Human Resources of REMEC upon the closing of the merger. REMEC will pay Mr. Jones an annual base salary of $175,000 and an annual target bonus of 20% of his annual base salary if Mr. Jones achieves certain objectives. REMEC will grant Mr. Jones an option to purchase 5,000 shares of REMEC's common stock at the then current fair market value immediately after he becomes an employee of REMEC. With respect to such option, 25% of the shares under this option shall vest upon each anniversary of the option's grant date for four years. Mr. Jones will relocate to REMEC's headquarters in Del Mar, California and will also receive a relocation allowance of $85,000. If in the first three years of Mr. Jones's employment with REMEC, he is terminated without cause (as defined in his employment agreement) or resigns for good reason (as defined in his employment agreement), then Mr. Jones will be entitled to receive:

  •
  payment of his base salary as in effect at the time of his termination, 100% of his targeted bonus and benefits for one year after his termination;

  •
  accelerated vesting of all his options which were assumed by REMEC in connection with the merger; and

  •
  accelerated vesting of all his options which were granted after the closing of the merger to the extent that such options would vest in one year severance period if he had remained an employee of REMEC. Mr. Jones' relocation to REMEC's Del Mar, California offices will not be deemed good reason for his resignation.

        The definition of Good Reason in Mr. Jones' agreement is substantially similar to the definition of Involuntary Termination set forth in his change of control and severance agreement with the Company. In order to continue to receive his severance payments and benefits during the one year severance period, Mr. Jones will not engage in any activity which is deemed to be in competition with REMEC's business. For 12 months after the termination of his employment with REMEC for any reason, Mr. Jones shall not solicit, directly or indirectly, any employee to leave his or her employment with REMEC. Mr. Jones released REMEC from any and all claims or any liability for severance benefits or stock acceleration except as set for in his employment agreement with REMEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

        The Company maintains the 1992 Stock Plan (the "Plan"), the 1994 Director Option Plan (the "Director Plan"), the 1998 Nonstatutory Stock Option Plan (the "NSO Plan"), and the 1998 Employee Stock Purchase Plan (the "Employee Plan"), pursuant to which it may grant equity awards to eligible persons. Additionally, the Company has entered into individual arrangements outside of its equity plans with Mr. Garrettson, Mr. Waechter and Mr. Angel providing for the award of its options to purchase common stock. The Plan, the Director Plan, the NSO Plan, the Employee Plan and the terms of Mr. Garrettson, Mr. Waechter and Mr. Angel's equity awards are described more fully below.

        The following table gives information about equity awards under the Company's Plan, the Director Plan, the NSO Plan, the Employee Plan and Mr. Garrettson, Mr. Waechter and Mr. Angel's equity arrangements:

					Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights
Plan category
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	1,491,574	(2)	$16.46	(2)	749,712	(3)
Equity compensation plans not approved by security holders(4)	1,344,604		17.28		213,134	(5)

Total	2,836,178		$16.84		962,846

(1)
These plans consist of: (i) the Plan; (ii) the Director Plan and (iii) the Employee Plan. Of these shares of common stock, 310,967 remain available for future issuance under the Plan, 27,500 remain available for future issuance under the Director Plan and 411,245 remain available for future issuance under the Employee Plan. The Employee Plan incorporates an evergreen formula pursuant to which on April 1 of each year, the aggregate number of shares reserved for issuance under the Employee Plan will increase by the lesser of (i) a number of shares equal to 2% of the outstanding shares on March 31 of the preceding year; (ii) 300,000 and (iii) a lesser amount determined by the Board of Directors.

(2)
The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Plan or the weighted average exercise price of outstanding rights under the Employee Plan. Accordingly, the number of shares listed in column (a) and the weighted average exercise price described in column (b) apply only to options outstanding under the Plan and the Director Plan. The Employee Plan provides that shares of the Company's common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

(3)
Of these shares of common stock, 310,967 remain available for future issuance under the Plan, 27,500 remain available for future issuance under the Director Plan and 411,245 remain available for purchase under the Employee Plan.

(4)
These plans consist of: (i) the NSO Plan; (ii) the three non plan options granted to Mr. Garrettson; (iii) the non plan option granted to Mr. Waechter and (iv) the non plan option granted to Mr. Angel.

(5)
All of these shares of common stock remain available for future issuance under the NSO Plan.

  The 1998 Nonstatutory Stock Option Plan

        The Company's Board of Directors adopted the NSO Plan in June 1998. The Company's stockholders did not approve the NSO Plan. Following are the material terms of the NSO Plan.

  Purpose of the NSO Plan

        The purposes of the NSO Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business.

  Eligibility

        Options may be granted to employees and certain officers. Executive officers, defined to mean an individual who is named as an executive officer in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission, and members of the Company's Board of Directors are ineligible to receive awards granted pursuant to the NSO Plan.

  Number of Shares Covered by the NSO Plan

        1,400,000 shares of our common stock have been reserved for issuance under the NSO Plan. The shares may be authorized, but unissued or reacquired common stock. If an option granted pursuant to the NSO Plan expires or becomes unexercisable without having been exercised in full, the unpurchased share subject to such option will be available for future grant or sale under the NSO Plan. However, in no event may any outstanding option subject to the NSO Plan be surrendered in exchange for an option subject to the NSO Plan with a lower exercise price.

  Administration

        The members of the Company's Board of Directors or a committee of the Board of Directors administers the NSO Plan. The Board of Directors or the committee appointed by the Company's Board to administer the NSO Plan are referred to in this description as the "Administrator." The Administrator has the power and discretion to, among other things, determine to whom options will be granted, the extent to which options will be granted, the number of shares subject to each option, determine the terms and conditions applicable to option grants, construe and interpret the terms of the NSO Plan, prescribe, amend and rescind rules and regulations pertaining to the NSO Plan, modify or amend options, and determine how individuals granted options under the plan may satisfy applicable withholding tax obligations. The Administrator's decisions, determinations and interpretations are final and binding. Members of the Board of Directors receive no additional compensation for their services in connection with the administration of the Plan.

  Term of the NSO Plan

        The Plan became effective when it was approved by the Company's Board of Directors, and it shall continue in effect for ten years, unless sooner terminated.

  Awards Permitted Under the NSO Plan

        Nonstatutory stock options are awarded under the NSO Plan.

  Terms of Options

        (1)  Exercise of an Option. Options are exercisable according to the terms of the NSO Plan and as such times and under such conditions as determined by the Administrator and as set forth in the option agreement. Payment for shares issued upon exercise of an option may consist of cash, check, promissory note, delivery of shares already owned by the optionee (subject to certain conditions), a cashless exercise program, a reduction in the amount of any Company liability owed by the optionee, such other consideration and method of payment to the extent permitted by law or any combination of the foregoing methods.

        (2)  Option Price. The exercise price applicable to options granted pursuant to the NSO Plan is determined by the Administrator. However, in no event shall the exercise price be less than 100% of the fair market value on the date of grant.

        (3)  Termination of an Optionee's Status as a Service Provider. The NSO Plan provides that if an optionee's employment is terminated or a consultant's service to the Company is terminated an option (to the extent it was vested on such date) may be exercised for the period of time as permitted under the option agreement, and if none is so specified, the option may be exercised for a period of three (3) months following such termination, but in no event may an option be exercised beyond the term of the option as specified in the option agreement. If the option is not exercised within the time frames described above, the option terminates and the shares covered by such option revert to the NSO Plan.

        (4)  Death and Disability. The NSO Plan provides that if an optionee dies while an employee or consultant or an optionee's service with the Company terminates due to the optionee's disability, the optionee shall fully vest in and have the right to exercise his or her option as to all of the optioned stock, including shares as to which it would not otherwise be vested or exercisable, for such period of time as is specified in the optionee's option agreement. If no time is so specified in the option agreement, the NSO Plan provides that, the option may be exercised for a period of (12) twelve months following the optionee's termination as an employee or consultant. If the option is not exercised within the time frames described above, the option terminates and the shares covered by such option revert to the NSO Plan.

        (5)  Termination of Options. The term applicable to options granted under the NSO Plan are set forth in the optionee's option agreement.

        (6)  Buyout Provisions. The Administrator may at any time offer to buy out for payment in cash or shares of common stock an option previously granted based on such terms and conditions as the Administrator shall establish and communicate to the optionee at the time that such offer is made.

        (7)  Nontransferability of Options. Unless determined otherwise by the Administrator, the NSO Plan provides that options may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised only by the optionee during his or her lifetime.

  Adjustments upon Change in Capitalization

        In the event any change, such as a stock split or dividend, is made in the Company's capitalization which results in an increase or decrease in the number of outstanding shares of common stock without the receipt of consideration by the Company, an appropriate adjustment shall be made in the option price and in the number of shares subject to each option.

        In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each optionee as soon as practicable prior to the effective date of such dissolution or liquidation. The Administrator has the discretion to provide that an optionee shall have the right to exercise his or option until ten (10) days prior to a proposed dissolution or liquidation as to all of the shares subject to such option, including unvested options. The NSO Plan also provides that in the event of a proposed liquidation or dissolution of the Company, the Administrator may provide that any Company repurchase option applicable to any shares purchased upon exercise shall lapse.

        In the event of a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, all outstanding options shall be assumed or an equivalent option substituted by the successor corporation. The Administrator may, in its discretion, make provision for accelerating the exercisability of shares subject to options granted under the NSO Plan in such event. If an option becomes fully vested and exercisable in lieu of assumption or substitution, the Administrator shall notify the optionee that the option shall be fully vested and exercisable for a period of fifteen (15) days from the date of such notice, and the option shall terminate upon the expiration of such period.

  Amendment and Termination

        The NSO Plan provides that the Company's Board of Directors may at any time amend, alter, suspend or terminate the NSO Plan. However, no such amendment, alteration, suspension or termination may impair the rights of any optionee unless mutually agreed to in writing by the Company and the optionee.

  Tax Information

        An optionee generally will not recognize any taxable income at the time he or she is granted a nonqualified option. However, upon its exercise, the optionee will recognize ordinary income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by an optionee who is also an employee of the Company will be subject to tax withholding by the Company. Upon resale of such shares by the optionee, any difference between the sales price and the optionee's purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term or short-term capital gain or loss, depending on the holding period.

        Generally, the Company will be entitled to a tax deduction in the same amount as the ordinary income realized by the optionee with respect to shares acquired upon exercise of a nonqualified option.

        The foregoing is only a summary of the effect of federal income taxation upon the optionee and the Company with respect to the grant and exercise of options granted under the NSO Plan, it does not purport to be complete, and does not discuss the tax consequences of the optionee's death or the income tax laws of any municipality, state or foreign country in which an optionee may reside.

  Out of Plan Grants

        The Company has made a total of five (5) out of plan nonstatutory option grants to purchase the Company's common stock to the following individuals: Mssrs. Angel, Garrettson (who has received a total of three out of plan grants) and Waechter.

        Three (3) of the five (5) out of plan option grants to purchase common stock, one of Mr. Garrettson's grants and the grants made to Mssrs. Angel and Waecther, were subject to the terms and conditions of the NSO Plan, though such grants were not made pursuant to the NSO Plan. Accordingly, the material terms of the NSO Plan described above apply to the aforementioned out of plan grants. The Company's Board of Directors approved the grants of the foregoing options to Mr. Garrettson in November 1997, to Mr. Angel in September 1999 and to Mr. Waechter in March 2000. The Company's stockholders did not approve these options grants.

        The remaining two (2) out of plan grants to purchase common stock were made to Mr. Garrettson. These two (2) out of plan grants were subject to the terms and conditions of the Plan.

The material terms of the Plan as applicable to Mr. Garrettson are summarized below. The Company's Board of Directors approved the grants of the foregoing options in April 1996. The Company's stockholders did not approve these options.

  The 1992 Stock Plan

  Purpose

        The purposes of the Plan are to attract, retain and motivate the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business.

  Administration

        The Plan provides for administration by the Board of Directors of the Company or by a committee of the Board of Directors. The Plan is currently being administered by the Compensation Committee of the Board of Directors, except that grants to executive officers are approved by the entire Board of Directors. The committee of the Board of Directors appointed to administer the Plan is referred to in this description as the "Administrator." The Administrator determines the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof. All questions of interpretation are determined by the Administrator and its decisions are final and binding upon all participants. Members of our Board of Directors receive no additional compensation for their services in connection with the administration of the Plan.

  Eligibility

        The Plan provides that either incentive or nonqualified stock options may be granted to employees (including officers and employee directors) of the Company or any of its designated subsidiaries. In addition, the Plan provides that nonqualified stock options may be granted to consultants of the Company or any of its designated subsidiaries. The Administrator elects the optionees and determines the number of shares to be subject to each option. In making such determination, there are taken into account the duties and responsibilities of the optionee, the value of the optionee's services, the optionee's present and potential contribution to the success of the Company and other relevant factors.

  Terms of Options

        Each option is evidenced by a stock option agreement between the Company and the optionee to whom such option is granted and is subject to the following additional terms and conditions:

        (1)  Exercise of the Option. The Administrator determines when options granted under the Plan may be exercised. An option is exercised by giving written notice of exercise to the Company, specifying the number of shares of Common Stock to be purchased and tendering payment to the Company of the purchase price. Payment for shares issued upon exercise of an option may consist of cash, check, promissory note, delivery of already-owned shares of the Company's common stock, subject to certain conditions. Payment may also be made by a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes or such other consideration as determined by the Administrator.

        Options may be exercised at any time on or following the date the options are first exercisable. An option may not be exercised for a fraction of a share.

        (2)  Option Price. The option price of all incentive stock options and nonqualified stock options under the Plan is determined by the Administrator, but in no event shall it be less than the fair market value of the Common Stock on the date the option is granted. For purposes of the Plan, fair market value is defined as the closing price per share of the common stock on the date of grant as reported on the Nasdaq National Market.

        (3)  Termination Of Employment. The Plan provides that if the optionee's employment by the Company is terminated for any reason, other than death or disability, options may be exercised within 30 days (or such other period of time, not exceeding three months in the case of incentive stock options, as is determined by the Administrator) after such termination and may be exercised only to the extent the options were exercisable on the date of termination.

        (4)  Death. If an optionee should die while an employee or a consultant of the Company (or during such period of time not exceeding three months, as determined by the Administrator), options may be exercised at any time within six months after the date of death but only to the extent that the options were exercisable on the date of death and in no event later than the expiration of the term of such option as set forth in the Notice of Grant.

        (5)  Disability. If an optionee's employment is terminated due to a disability, options may be exercised at any time within twelve months from the date of such termination, but only to the extent that the options were exercisable on the date of termination of employment and in no event later than the expiration of the term of such option as set forth in the notice of grant.

        (6)  Termination of Options. Options granted under the Plan expire no later than ten years from the date of grant. However, incentive stock options granted to an optionee who, immediately before the grant of such option, owned more than 10% of the total combined voting power of all classes of stock of the Company or a parent or subsidiary corporation, may not have a term of more than five years. No option may be exercised by any person after such expiration.

        (7)  Nontransferability of Options. An option is nontransferable by the optionee, other than by will or the laws of descent and distribution or a qualified domestic relations order, and is exercisable only by the optionee during his or her lifetime or, in the event of death, by a person who acquires the right to exercise the option by bequest or inheritance or by reason of the death of the optionee.

  Adjustment Upon Changes in Capitalization

        The Plan provides that in the event any change, such as a stock split or dividend, is made in the Company's capitalization which results in an increase or decrease in the number of outstanding shares of common stock without receipt of consideration by the Company, an appropriate adjustment shall be made in the option price and in the number of shares subject to each option. In the event of the proposed dissolution or liquidation of the Company, all outstanding options automatically terminate. In the event of a merger of the Company with or into another corporation or sale of substantially all of the assets of the Company, all outstanding options shall be assumed or an equivalent option substituted by the successor corporation. The Administrator may in its discretion make provision for accelerating the exercisability of shares subject to options under the Plan in such event.

  Amendment and Termination

        The Board of Directors may amend the Plan at any time or may terminate it without approval of the stockholders, provided, however, that stockholder approval is required for any amendment which increases the number of shares which may be issued under the Plan, materially changes the standards of eligibility or materially increases the benefits which may accrue to participants under the Plan. However, no action by the Board of Directors or stockholders may alter or impair any option previously granted under the Plan without the consent of the optionee. In any event, the Plan will terminate in July 2002.

  Tax Information

        Mr. Garrettson received a nonstatutory stock option to purchase the Company's common stock.

        An optionee will generally not recognize any taxable income at the time he or she is granted a nonqualified option. However, upon its exercise, the optionee will recognize ordinary income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by an optionee who is also an employee of the Company will be subject to tax withholding by the Company. Upon resale of such shares by the optionee, any difference between the sales price and the optionee's purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term or short-term capital gain or loss, depending on the holding period.

        Generally, the Company will be entitled to a tax deduction in the same amount as the ordinary income realized by the optionee with respect to shares acquired upon exercise of a nonqualified option.

        The foregoing is only a summary of the effect of federal income taxation upon the optionee and the Company, does not purport to be complete, and does not discuss the tax consequences of the optionee's death or the income tax laws of any municipality, state or foreign country in which an optionee may reside.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of May 31, 2002 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group.

Five Percent Stockholders, Directors and Certain Executive Officers(1)	Common Stock Beneficially Owned	Approximate Percentage Owned(2)
Kopp Investment Advisors, Inc.(3) 7701 France Avenue South Suite 500 Edina, MN 55435	3,448,259	30.0%
State of Wisconsin Investment Board(4) P.O. Box 7842 Madison, WI 53707	2,269,300	19.8
REMEC, Inc.(5) 3790 Via de la Valle Del Mar, CA 92014	861,349	7.5
Royce & Associates, Inc.(6) 1414 Avenue of the Americas New York, NY 10019	786,500	6.9
Dimensional Fund Advisors Inc.(7) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	641,700	5.6
State Street Research & Management Company(8) One Financial Center, 30th Floor Boston, MA 02111-2690	617,600	5.4
Thomas H. Waechter(9)	181,356	1.6

Harry W. Oh(10)	64,060	*
Michael D. Angel(11)	111,860	*
Joseph M. Madden(12)	42,839	*
David S. Piazza(13)	93,294	*
Garrett A. Garrettson(14)	261,337	2.2
Martin Cooper(15)	38,126	*
Charles D. Kissner(16)	16,876	*
Henry C. Montgomery(17)	2,188	*
Robert W. Shaner(18)	10,626	*
Robert C. Wilson(19)	23,126	*
All Directors and executive officers as a group (14 persons)(20)	872,053	7.1

*
Less than 1%

(1)
Unless otherwise indicated, the address of each listed stockholder is c/o Spectrian Corporation, 350 West Java Drive, Sunnyvale, California 94089. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.

(2)
Applicable percentage ownership is based on 11,475,451 shares of Common Stock outstanding as of May 31, 2002 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after May 31, 2002 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(3)
Reflects beneficial ownership as reported on Schedule 13D/A dated August 30, 2001 with the Commission by Kopp Investment Advisors, Inc. ("KIA"). Represents shares beneficially owned by (i) KIA, a registered investment advisor, (ii) Kopp Holding Company ("Holding"), (iii) Kopp Emerging Growth Fund ("Growth") and (iv) LeRoy C. Kopp individually and through his ownership of a controlling interest in KIA and his control over Holding. KIA has sole voting power of 1,287,000 shares of the Company's Common Stock, sole dispositive power of 960,000 shares of the Company's Common Stock and shared dispositive power of 2,108,259 shares of the Company's Common Stock. Holding has beneficial ownership of 3,068,259 shares of the Company's Common Stock. Growth has beneficial ownership of 900,000 shares of the Company's Common Stock. Mr. Kopp has beneficial ownership of 3,448,259 shares of the Company's Common Stock and sole voting and dispositive power over 380,000 shares of the Company's Common Stock.

(4)
Reflects beneficial ownership as reported on Schedule 13G/A filed with the Commission by State of Wisconsin Investment Board ("WIB") on February 13, 2002. WIB is a registered investment advisor pursuant to the Investment Advisors Act of 1940, as amended. WIB has sole voting and dispositive power of 2,269,300 shares of the Company's Common Stock.

(5)
Reflects beneficial ownership as reported on Schedule 13D filed with the Commission by REMEC, Inc. ("REMEC") on May 29, 2002. REMEC is a corporation organized under the laws of the State of California. REMEC has shared voting power of 861,349 shares of the Company's Common Stock.

(6)
Reflects beneficial ownership as reported on Schedule 13G dated February 13, 2002 filed with the Commission by Royce & Associates, Inc. ("RAI"). RAI is a registered investment advisor pursuant to the Investment Advisors Act of 1940, as amended. RAI has sole voting and dispositive power of 786,500 shares of the Company's Common Stock.

(7)
Reflects beneficial ownership as reported on Schedule 13G/A filed with the Commission by Dimensional Fund Advisors Inc. ("DFA") on February 12, 2002. DFA is a registered investment advisor pursuant to the Investment Advisors Act of 1940, as amended. DFA has sole voting and dispositive power of 641,700 shares of the Company's Common Stock.

(8)
Reflects beneficial ownership as reported on Schedule 13G filed with the Commission by State Street Research & Management Company ("SSRM") on February 15, 2002. SSRM is a registered investment advisor pursuant to the Investment Advisors Act of 1940, as amended. SSRM has sole voting power of 579,600 shares of the Company's Common Stock and sole dispositive power of 617,600 shares of the Company's Common Stock.

(9)
Includes 179,583 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(10)
Includes 59,177 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(11)
Includes 110,418 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(12)
Includes 42,088 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(13)
Includes 83,185 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(14)
Includes 260,100 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(15)
Includes 38,126 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(16)
Includes 16,876 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(17)
Includes 2,188 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(18)
Includes 10,626 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(19)
Includes 23,126 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

(20)
Includes 848,618 shares issuable pursuant to options exercisable within 60 days of May 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions" of this Report.

        Other than compensation agreements and other agreements which are described under "Employment Contracts and Change of Control Agreements" above, the Company has no additional transactions that were reportable under Item 404 Regulation S-K during fiscal 2002. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to the Company that could be obtained from unaffiliated third parties.

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

  3.
  Exhibits.

Exhibit Number	Description
2.1(16)	Agreement and Plan of Merger and Reorganization dated May 19, 2002 by and among the Registrant, REMEC, Inc. and Reef Acquisition Corp.
3.5.1	Amended and Restated Certificate of Incorporation of Registrant.
3.6(7)	Amended and Restated Bylaws of Spectrian Corporation (a Delaware Corporation) dated June 9, 2000
4.1.1(4)	Letter Agreement to amend Preferred Shares Rights Agreement dated as of January 15, 1997 between the Registrant and Kopp Investment Advisors, Inc.
4.1.2(7)	Letter Agreement to amend Preferred Shares Rights Agreement dated as of February 16, 2000 between Kopp Investment Advisors, Inc. and Registrant.
4.1.3(14)	Third Amended and Restated Preferred Shares Rights Agreement dated as of January 18, 2001 between the Registrant and Mellon Investor Services, L.L.C.
4.1.4(15)	First Amendment to Rights Agreement dated May 17, 2002 between the Registrant and Mellon Investor Services, L.L.C.
10.2(10)	1992 Stock Plan, as amended.
10.4(6)	1994 Director Option Plan and form of agreement thereunder.

10.13†(1)	Hardware Supply Agreement dated April 6, 1995 between Northern Telecom Limited and Registrant.
10.16(2)	Purchase and Sale Agreement between Metropolitan Life Insurance Company and Registrant.
10.22(3)	Lease Agreement dated November 19, 1996 between the Registrant and SPEC (CA) QRS 12-20, Inc.
10.23(3)	Bill of Sale dated November 19, 1996 by the Registrant to SPEC (CA) QRS 12-20, Inc.
10.26(5)	Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
10.27(5)	Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
10.28(17)	Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
10.39(7)	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant.
10.40.1(11)	Form of Change in Control Severance Agreement between the Registrant and Thomas A. Jones, Robert D. Lyells, Joseph M. Madden, Harry W. Oh, David S. Piazza and Donald W. Sinnar.
10.40.2(11)	Change in Control Severance Agreement between the Registrant and Thomas H. Waechter.
10.40.3(11)	Change in Control Severance Agreement between the Registrant and Michael D. Angel.
10.41(7)	Master Lessor's Consent to Sublease between North American Resort Properties, Inc and Registrant.
10.41.1(7)	Agreement and Assumption of Sublease between North American Resort Properties, Inc. and The Gap, Inc.
10.42(7)	Closing documents regarding 165 Gibraltar Court, Sunnyvale, California.
10.43(7)	Summary of Lease Contract between Ensung Building and Registrant.
10.44(7)	Contract to Lease between Ellington Development Incorporated and Registrant.
10.45(7)	Manufacturing Agreement between GSS/Array Technology and Registrant.
10.46(8)	Sublease Agreement between American Microwave Technology and Registrant dated May 31, 2000.
10.48†(9)	Purchase and Supply Agreement dated as of December 29, 2000 by and between Spectrian Corporation, a Delaware corporation and Zoltar Acquisition, Inc., a North Carolina corporation.

10.48.1†(12)	Amendment of Purchase and Supply Agreement, dated October 19, 2001, between Registrant and UltraRF Inc. (formerly known as Zoltar Acquisition, Inc.)
10.48.2†(13)	Amendment of Purchase and Supply Agreement, dated April 5, 2002, between Registrant and UltraRF Inc. (formerly known as Zoltar Acquisition, Inc.)
10.49(9)	Sublease Agreement dated as of December 29, 2000 between Zoltar Acquisition, Inc., a North Carolina corporation, and Spectrian Corporation, a Delaware corporation.
10.50(9)	Payment and Performance Guaranty of Sublease dated December 29, 2000, by Cree, Inc., a North Carolina corporation in favor of Spectrian Corporation, a California corporation.
10.51(9)	Standard Industrial/Commercial Net Lease dated December 12, 2000 by and between CSS Properties II, LLC and Spectrian Corporation.
10.55(12)	Amended Employment Agreement dated September 30, 2001 between Registrant and Garrett A. Garrettson.
10.56†	Master Supply Agreement dated as of August 14, 2001 by and between Registrant and Cingular Wireless L.L.C.
10.57	Notice of Termination dated as of April 1, 2002 by and between the Registrant and Garrett A. Garrettson.
10.58	Loan Modification Agreement between Registrant and Silicon Valley Bank dated June 5, 2002.
10.59(17)	Stock Option Agreement dated April 10, 2000 by and between Registrant and Thomas H. Weachter.
10.60(17)	Stock Option Agreement dated December 10, 1999 by and between Registrant and Michael D. Angel.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on page 74).
99.1(16)	Form of Voting Agreement between Registrant and certain shareholders of REMEC, Inc.
99.1(16)	Form of Voting Agreement between REMEC, Inc. and certain shareholders of Registrant.

†
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

(3)
Incorporated by reference to the Registrant's Form 8-K dated November 19, 1996.

(4)
Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 17, 1997.

(5)
Incorporated by reference to exhibits filed with Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-25435) as filed with the Securities and Exchange Commission on October 21, 1997.

(6)
Incorporated by reference to exhibits filed with Registrant's Registration Statement on form S-8 (File No. 333-84827) as filed with the Securities and Exchange Commission on August 9, 1999.

(7)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000.

(8)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(9)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(10)
Incorporated by reference to exhibits filed with Registrant's Registration Statement on form S-8 as filed with the Securities and Exchange Commission on March 30, 2001.

(11)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001.

(12)
Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 2001.

(13)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated April 11, 2002.

(14)
Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (File No. 000-24360) as filed with the Securities and Exchange Commission on January 31, 2001.

(15)
Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K dated May 23, 3002.

(16)
Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K dated as of May 29, 2002.

(17)
Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-8 (File No. 333-44046) as filed with the Securities and Exchange Commission on August 17, 2000.

(b)
Reports on Form 8-K. On April 11, 2002, the Registrant filed a Current Report on Form 8-K regarding the amendment of the Purchase and Supply Agreement with UltraRF, Inc., a wholly owned subsidiary of Cree, Inc..

  On May 20, 2002, the Registrant filed a Current Report on Form 8-K in connection with the announcement of its proposed merger with REMEC, Inc.

  On May 23, 2002, the Registrant filed a Current Report on Form 8-K reporting the First Amendment to the Rights Agreement by and between the Registrant and Mellon Investor Services, L.L.C.

  On May 29, 2002, the Registrant filed a Current Report on Form 8-K regarding the Agreement and Plan of Reorganization and Merger dated May 19, 2002 by and among the Registrant, REMEC and Reef Acquisition Corp.

(c)
Exhibits Pursuant to Item 601 of Regulation S-K. See Item 14(a)(3) above.

(e)
Financial Statement Schedules. See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRIAN CORPORATION
By:	/s/ THOMAS H. WAECHTER Thomas H. Waechter President and Chief Executive Officer

Date: June 14, 2002

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS H. WAECHTER Thomas H. Waechter	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2002
/s/ MICHAEL D. ANGEL Michael D. Angel	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 14, 2002
/s/ GARRETT A. GARRETTSON Garrett A. Garrettson	Director and Chairman	June 14, 2002
/s/ MARTIN COOPER Martin Cooper	Director	June 14, 2002
/s/ CHARLES D. KISSNER Charles D. Kissner	Director	June 14, 2002
/s/ HENRY C. MONTGOMERY Henry C. Montgomery	Director	June 14, 2002
/s/ ROBERT W. SHANER Robert W. Shaner	Director	June 14, 2002
/s/ ROBERT C. WILSON Robert C. Wilson	Director	June 14, 2002

SPECTRIAN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Spectrian Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income (loss) and of cash flows, present fairly, in all material respects, the financial position of Spectrian Corporation and its subsidiaries at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
April 17, 2002, except for Note 16,
which is as of June 5, 2002

SPECTRIAN CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,140	$36,397
Restricted cash	—	6,354
Short-term investments	48,585	73,512
Accounts receivable, less allowance for doubtful accounts of $400 and $460, respectively	18,155	27,587
Inventories, net	27,593	22,221
Income tax receivable	1,305	—
Deferred tax asset	—	3,818
Prepaid expenses and other current assets	4,209	4,918

Total current assets	141,987	174,807
Property and equipment, net	9,651	11,632
Other assets	3,127	1,584

Total assets	$154,765	$188,023

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,694	$23,613
Accrued liabilities	14,209	13,958
Income taxes payable	207	750
Deferred gain, current portion	21,250	31,550
Current portion of debt and capital lease obligations	66	—

Total current liabilities	54,426	69,871
Deferred gain, net of current portion	—	19,650

Total liabilities	54,426	89,521

Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 25,000,000 and 20,000,000 shares authorized, respectively; 12,691,423 and 12,501,026 shares issued, respectively; 11,397,723 and 11,501,026 shares outstanding, respectively	13	13
Additional paid-in capital	169,518	167,524
Treasury stock, 1,293,700 and 1,000,000 shares of common stock held, respectively	(17,669)	(14,789)
Deferred compensation expense	(40)	(69)
Accumulated other comprehensive income (loss)	211	(22,856)
Accumulated deficit	(51,694)	(31,321)

Total stockholders' equity	100,339	98,502

Total liabilities and stockholders' equity	$154,765	$188,023

See accompanying notes to consolidated financial statements.

SPECTRIAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2002	2001	2000
NET REVENUES	$103,782	$179,752	$163,567

COSTS AND EXPENSES:
Cost of revenues	101,188	145,055	129,998
Research and development	23,763	20,762	22,488
Selling, general and administrative	18,462	21,602	19,337
Restructuring	686	(100)	1,032

Total costs and expenses	144,099	187,319	172,855

OPERATING LOSS	(40,317)	(7,567)	(9,288)
INTEREST INCOME	3,417	2,850	3,344
INTEREST EXPENSE	(13)	(162)	(473)
OTHER INCOME, NET	16,347	18,371	624

INCOME (LOSS) BEFORE INCOME TAXES	(20,566)	13,492	(5,793)
INCOME TAXES	301	12	30

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(20,867)	13,480	(5,823)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE—ADOPTION OF SFAS 133	494	—	—

NET INCOME (LOSS)	$(20,373)	$13,480	$(5,823)

NET INCOME (LOSS) PER SHARE:
Basic income (loss) per share before cumulative effect of change in accounting principle	$(1.80)	$1.21	$(0.56)
Cumulative effect of change in accounting principle	0.04	—	—

Basic net income (loss) per share	$(1.76)	$1.21	$(0.56)

Diluted income (loss) per share before cumulative effect of change in accounting principle	$(1.80)	$1.19	$(0.56)
Cumulative effect of change in accounting principle	0.04	—	—

Diluted net income (loss) per share	$(1.76)	$1.19	$(0.56)

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	11,543	11,113	10,426

Diluted	11,543	11,343	10,426

See accompanying notes to consolidated financial statements.

SPECTRIAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-In Capital	Treasury Stock	Deferred Compensation Expense	Accumulated Income (Loss)		Total Stockholders' Equity
Balances as of March 31, 1999	11,102,333	$10	$149,588	$(14,789)	$—	$(38,978)	$137	$95,968
Exercise of stock options	565,941	1	7,420	—	—	—	—	7,421
Employee stock purchase plan	191,233	1	1,762	—	—	—	—	1,763
Deferred stock-based compensation			1,347	—	(1,347)	—	—	—
Stock-based compensation expense	—	—	—	—	410	—	—	410
Net loss	—	—	—	—	—	(5,823)	—
Unrealized losses on investments	—	—	—	—	—	—	(754)
Comprehensive loss	—	—	—	—	—	—	—	(6,577)

Balances as of March 31, 2000	11,859,507	12	160,117	(14,789)	(937)	(44,801)	(617)	98,985
Exercise of stock options	510,806	1	6,458	—	—	—	—	6,459
Employee stock purchase plan	130,713	—	1,607	—	—	—	—	1,607
Deferred stock-based compensation	—	—	(658)	—	658	—	—	—
Stock-based compensation expense	—	—	—	—	210	—	—	210
Net income	—	—	—	—	—	13,480	—
Unrealized losses on investments	—	—	—	—	—	—	(22,239)
Comprehensive loss	—	—	—	—	—	—	—	(8,759)

Balances as of March 31, 2001	12,501,026	13	167,524	(14,789)	(69)	(31,321)	(22,856)	98,502
Exercise of stock options	85,607	—	1,070	—	—	—	—	1,070
Employee stock purchase plan	104,790	—	924	—	—	—	—	924
Purchase of treasury stock	—	—	—	(2,880)	—	—	—	(2,880)
Stock-based compensation expense	—	—	—	—	29	—	—	29
Net loss	—	—	—	—	—	(20,373)	—
Unrealized gain on investments	—	—	—	—	—	—	10,080
Realized loss on investments previously included in unrealized loss	—	—	—	—	—	—	12,987
Comprehensive income	—	—	—	—	—	—	—	2,694

Balances as of March 31, 2002	12,691,423	$13	$169,518	$(17,669)	$(40)	$(51,694)	$211	$100,339

See accompanying notes to consolidated financial statements.

SPECTRIAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(20,373)	$13,480	$(5,823)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of UltraRF	(29,950)	(18,853)	—
Net loss on sale of short-term investments	13,017	488
(Gain) loss on sale and disposal of property and equipment, net	956	61	(249)
Depreciation and amortization	5,332	10,425	13,255
Provision for doubtful accounts receivable	250	40	32
Stock option compensation expense	29	210	410
Changes in deferred tax assets	3,818	(3,818)	—
Changes in income tax payable	(543)	730
Changes in income tax receivable	(1,305)	—	—
Changes in operating assets and liabilities (in fiscal 2001, net of the effect of sale of UltraRF):
Accounts receivable	9,182	(3,810)	(10,866)
Inventories	(5,372)	7,145	(13,716)
Prepaid expenses and other assets	1,159	(1,065)	(2,204)
Accounts payable	(4,919)	7,673	8,358
Accrued liabilities	498	(2,513)	(4,091)

Net cash provided by (used for) operating activities	(28,221)	10,193	(14,894)

Cash flows from investing activities:
Purchases of short-term investments	(83,000)	(17,434)	(15,975)
Proceeds from sale and maturities of short-term investments	117,851	45,371	15,611
Purchase of minority investment	(2,000)	—	—
Release of restricted cash	6,480	—	—
Costs associated with sale of UltraRF	(65)	(9,844)
Purchase of property and equipment	(4,365)	(9,642)	(7,731)
Proceeds from sale of property and equipment	52	98	3,525

Net cash provided by (used for) investing activities	34,953	8,549	(4,570)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(103)	(1,964)	(4,421)
Purchase of treasury stock	(2,880)	—	—
Proceeds from sales of common stock, net	1,994	8,066	9,184

Net cash provided by (used for) financing activities	(989)	6,102	4,763

Net increase (decrease) in cash and cash equivalents	5,743	24,844	(14,701)
Cash and cash equivalents, beginning of year	36,397	11,553	26,254

Cash and cash equivalents, end of year	$42,140	$36,397	$11,553

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$13	$162	$473

Net cash paid (received) for income taxes	$(1,611)	$3,100	$67

Acquisition of equipment under capital lease obligation	$169	$—	$—

Noncash investing and financing activities:
Exchange of short-term investments for restricted cash	$—	$6,309	$—

Deferred stock option compensation	$—	$(658)	$1,347

Cree stock received for sale of UltraRF	$—	$94,503	$—

See accompanying notes to consolidated financial statements.

SPECTRIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Spectrian Corporation and subsidiaries ("the Company") was originally incorporated in California in 1984 under the name Microwave Modules & Devices, Inc. ("MM&D") and engaged in the manufacture of power amplifiers for military applications. On April 2, 1992, MM&D changed its name to Spectrian Corporation. On October 3, 1997, the Company reincorporated in Delaware. The Company is engaged in the design, manufacture and marketing of high-power radio frequency ("RF") amplifiers for the global wireless communications industry. Prior to the sale of its semiconductor division, that operated under the trade name UltraRF, to Cree Inc. ("Cree") on December 29, 2000, the Company also produced semiconductor devices for use in the design and manufacture of wireless infrastructure equipment. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Transactions

        Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operations accounts and non-monetary balance sheet accounts are measured and recorded at the rate reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal years 2002, 2001 or 2000.

Revenue Recognition

        The Company recognizes revenues when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured, and delivery has occurred. Delivery occurs when the customer has taken title and assumed the risk of loss. Under this criteria, product revenues are recognized either upon shipment of product to customers if shipping terms are FOB—shipping point or upon receipt of product by customers if shipping terms are FOB—destination. Revenues for products sold to distributors with rights of return are deferred and recognized upon resale of the products by the distributors. Revenues are also deferred if collection is not assured. All revenues are recognized net of accruals for estimated sales returns and allowances.

Concentration of Credit Risk and Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, equity options, accounts receivable and long-term debt approximates fair market value, since marketable equity securities have been valued at market, the discounted present value of investments is approximately equal to carrying value, and receivables are subject to collection in less than three months. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, equity options and trade accounts receivable. The Company maintains its cash and cash equivalents, restricted cash and short-term investments with high quality financial institutions. The Company evaluates the credit risk associated with its customers and provides an allowance for doubtful accounts.

Risks and Uncertainties

        The Company's migration to an outsourced, turnkey manufacturing and repair services strategy entail certain risks including reduced control over the cost, timely delivery, reliability and quality of the components and reliance on the financial strength and continued relationship with the contract manufacturer. In calendar 2001, the financial strength of the Company's primary sole source contract manufacturer may have become impaired due to the declaration of bankruptcy by its U.S. parent corporation. Although the Company has taken measures to protect itself in the event that this contract manufacturer declares bankruptcy or is placed in receivership, the Company may suffer a loss of assets or disruption of its manufacturing processes and the Company's business, financial condition and results of operations may be adversely affected. If the Company were to change its contract manufacturer, the Company would be required to requalify its components with each new contract manufacturer, respectively, as well as with each of its customers. Any inability of the Company to obtain timely deliveries of repair services or assembled amplifiers of acceptable quality in required quantities could materially and adversely affect the Company's business, financial condition and results of operations.

Allowance for Doubtful Accounts

        The Company performs ongoing credit evaluations of the Company's customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the Company's review of current credit and financial information, and generally does not require collateral. The Company continuously monitors payments from the Company's customers and maintains an allowance for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that the Company has identified. Since the Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of the Company's accounts receivable and the Company's results of operations. Allowance for bad and doubtful accounts aggregated $400,000 and $460,000 at March 31, 2002 and 2001, respectively. The Company recorded charges for allowance for bad and doubtful accounts of $250,000, $40,000 and $32,000 in fiscal 2002, 2001 and 2000, respectively. Receivables written off against the allowance aggregated $310,000 in 2002 and none in fiscal 2001 and 2000.

Cash Equivalents and Short-Term Investments

        The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The cash equivalents consisted of commercial paper and U.S. government securities as of March 31, 2002.

        The Company has classified its investments in certain debt securities, equity options and common stock investments in Cree as "available-for-sale," and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At March 31, 2002, the unrealized gains on the Company's investments aggregated to $211,000.

Inventories and Adverse Purchase Commitments

        The Company values inventory at standard cost, which is evaluated at least quarterly to determine that it approximates actual cost. The Company regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production and repair requirements. The Company also regularly reviews the cost to produce products against the estimated market value of the products and records a lower of cost or market provision for those products that have a cost in excess of the estimated market value.

        The Company outsources the production and repair of its products and certain components utilized in the production process that have long lead times. The Company regularly reviews its outstanding purchase commitments and records an adverse purchase commitment liability based primarily on the Company's estimated forecast of product demand and production and repair requirements. The Company also regularly reviews the cost to complete production of components on order against the estimated market value of the products and records an adverse purchase commitment liability for those components that have a completed cost in excess of the estimated market value.

        Demand for the Company's products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand and adverse purchase commitments. In addition, the Company's industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand and adverse purchase commitments. The Company has experienced price reductions on its products because of competition and market conditions. A significant decrease in the market price of products could result in an increase in the required lower of cost or market provision and adverse purchase commitments. Additionally, the Company's estimates of future product demand and market price may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory, lower of cost or market and adverse purchase commitments. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in the Company's cost of goods sold at the time of such determination. Likewise, if the Company's inventory is determined to be undervalued, the Company may have over-reported the Company's cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of the Company's forecasts of future product demand and market value, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory, the amount of adverse purchase commitments and the Company's results of operations.

        As of March 31, 2002, several products from the older single carrier power amplifier ("SCPA") business line had cost of sales that exceeded the contractual selling price. Accordingly, the Company established lower of cost or market inventory reserves for the associated inventory. The Company also recorded an allowance for certain SCPA and multicarrier power amplifier ("MCPA") inventories on hand that exceeded the forecast product demand. Total allowance for excess and obsolete inventory and lower of cost or market at March 31, 2002 was $17.8 million.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the respective assets.

Income Taxes

        Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount whose expected realization is more likely than not.

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

Accounting for Stock-Based Compensation

        The Company accounts for its employee stock compensation plans using the intrinsic value method. The Company calculates the fair value of stock-based compensation and discloses the pro forma impact of the value on net loss and net loss per share in the notes to the financial statements.

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

Comprehensive Income (Loss)

        Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income (loss) includes unrealized gains or losses on investments and is displayed in the Consolidated Statement of Stockholders Equity and Comprehensive Income (Loss). In fiscal 2002, comprehensive income included $10.1 million of unrealized gain on short term investments and $13.0 million of realized loss on short term investments which were previously included in unrealized loss. In fiscal 2001, comprehensive loss represented $22.2 million of unrealized loss on short term investments.

Warranty

        The Company offers warranties of various lengths, ranging from one year to fifteen years, to the Company's customers depending upon the specific product and terms of the customer purchase agreement. The Company typically negotiates varying terms regarding warranty coverage and length of warranty dependant upon the product involved and the customer. The Company's standard warranties require it to repair or replace defective product returned to it during such warranty period at no cost to the customer. The Company quantifies and records an estimate for warranty related costs based on the Company's actual historical and projected return and failure rates, the current repair costs, and the length of the warranty period. In the past, the Company has experienced higher than normal return rates on certain products, which required the Company to increase the required warranty provision and extend the warranty period. Should the Company experience actual return and failure rates or repair costs that are higher than the estimated return and failure rates or repair costs used to calculate the provision, the Company's operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted.

Reclassifications

        Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net income (loss) or stockholders' equity.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 has not had a significant impact on its financial statements to date.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after

December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements. The Company will adopt SFAS 142 in the quarter beginning April 1, 2002. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company's financial position and results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business", however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

2. SALE OF ULTRARF

        On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock then valued at $64.5 million, based upon the per share price at the date of closing, plus common stock of Cree with a guaranteed realizable value of $30 million, less $1.1 million owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. Of the total consideration received, 191,094 shares of Cree common stock were placed in escrow to secure the Company's representations, warranties and covenants under the Asset Purchase Agreement over a 12 month period. In January 2001, the Company sold all the shares held in escrow for approximately $6.3 million and recognized a loss of approximately $481,000 from the sale of these securities. On June 29, 2001, one-half of the cash proceeds from the sale of escrow shares plus interest earned in the amount of $3.2 million was released from escrow. On December 29, 2001, the remaining amount held in escrow plus interest earned totaling $3.3 million was released from escrow.

        In the year ended March 31, 2002 ("fiscal 2002"), the Company sold 1,139,308 shares of Cree common stock for $27.9 million and realized a loss of $12.6 million. In addition, the Company exercised put options in relation to 485,000 shares of Cree common stock for proceeds of $12.4 million and realized a loss of $4.8 million. The total realized loss on sale of Cree stock of $17.4 million was included in other income (net) in fiscal 2002. As of September 30, 2001, the Company had disposed of all shares of Cree common stock received as consideration under the Asset Purchase Agreement.

        As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement, under which the Company is obligated to purchase from Cree an aggregate of $58 million of semiconductors (the "Purchase and Supply Agreement"). The Purchase and Supply Agreement was amended in October 2001 and April 2002. Total purchase commitment under the amended Purchase and Supply Agreement was reduced by $3.2 million to $54.8 million and the agreement term was extended to June 30, 2003. As of March 31, 2002, the remaining purchase commitment was $21.3 million with quarterly commitments ranging from $1.3 million to $5.0 million. In the event Spectrian fails to make these purchases, it is obligated to pay Cree the amount of the shortfall. Accordingly, the Company deferred $58 million of the gain on sale of UltraRF, which was the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing it in periods as the related purchase commitments to Cree are being fulfilled. In addition, Spectrian and Cree entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components, under which Spectrian paid to Cree a development fee of $2.4 million in four quarterly installments of $600,000 beginning in April 2001. The joint development agreement expired on December 29, 2001 and the Company has paid Cree all fees due under the agreement. The Company also subleased one of the facilities in Sunnyvale, California to Cree for a term of 11 years (with three options to extend the lease an additional five years) with similar terms as the lease agreement between the Company and its landlord. The Company's sublease income from Cree was $907,000 in fiscal 2002 and $227,000 in fiscal 2001. As of March 31, 2002, future sublease income from Cree totaled $8.8 million.

        The Company realized an aggregate gain of $69.7 million from the sale of UltraRF, of which $58.0 million was deferred as noted above, with the balance of $11.7 million being recognized as other income during the three months ended December 31, 2000. During the three months ended March 31, 2001, Spectrian recognized a gain of $7.2 million as other income. In fiscal 2002, Spectrian recognized a gain of $30.0 million from the sale of UltraRF as other income due to the fulfillment of the purchase commitment. As a result, the deferred gain on sale of UltraRF was $21.3 million on March 31, 2002.

        Summarized below are the unaudited pro forma results of the Company as though UltraRF had been sold at April 1, 1999 (in thousands, except per share data):

	Year Ended March 31,
	2001	2000
Total revenues	$178,671	$162,687

Net loss	$(8,436)	$(13,914)

Net loss per share (basic and diluted)	$(0.76)	$(1.33)

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

3. ADOPTION OF SFAS 133

        The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on April 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 gain cumulative effect adjustment in earnings as of April 1, 2001.

        The following are the pro forma amounts of the retroactive application of the adoption of SFAS 133:

	Year Ended March 31,
	2002	2001	2000
Net income (loss)	$(20,867)	$13,974	$(5,823)
Net income (loss) per share:
Basic	$(1.80)	$1.26	$(0.56)
Diluted	$(1.80)	$1.23	$(0.56)

  Accounting for Derivatives and Hedging Activities

        All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or (2) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument). Since April 1, 2001, the Company has designated all derivative contacts as a fair value hedge and has not entered into derivatives for the purposes of trading. Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings.

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

  Derivative Instruments and Hedging Activities

        The Company had an investment in the common stock of Cree (see Note 2 above). The Company's investment exposed it to a risk related to the effects of changes in price of Cree common stock. This financial exposure was monitored and managed by the Company. The Company's risk-management focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company used cashless collars, which are combinations of option contracts to hedge this risk. The Company generally hedged 60% to 100% of its investment in Cree common stock. The Company excludes from its assessment of hedge effectiveness the gain or loss associated with the time value of the options.

        The Company did not have any gain or loss from the sale of Cree stock options in fiscal 2001. In fiscal 2002, the Company terminated 615,000 shares of Cree stock options prior to their expiration dates and realized a gain of $4.4 million, which represented the proceeds realized upon termination of these options. Of this gain, $494,000 was recognized as a cumulative effect of change in accounting principle upon adoption of SFAS 133 and the balance of $3.9 million net gain was recorded in other income (net) in fiscal 2002. As of March 31, 2002, the Company has no derivative financial instruments.

4. OTHER INCOME, NET

        Other income, net included (in thousands):

	Year Ended March 31,
	2002	2001	2000
Gain on sale of UltraRF	$29,950	$18,852	$—
Loss on sale of Cree, Inc. common stock	(17,429)	(481)	—
Net gain on Cree, Inc. common stock options	3,886	—	—
Gain on sale of building	—	—	624
Other	(60)	—	—

Other income, net	$16,347	$18,371	$624

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Available-for-sale securities at March 31, 2002 and 2001 were as follows (in thousands):

As of March 31, 2002	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Government bonds and notes	$15,539	$158	$15,697
Corporate bonds and notes	50,749	53	50,802

	66,288	211	66,499
Less amounts classified as cash equivalents	17,914	—	17,914

Short-term investments	$48,374	$211	$48,585

Contractual maturity dates of bonds and notes:
Less than 1 year			$13,466
1 to 5 years			35,119

			$48,585

As of March 31, 2001	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Government bonds and notes	$23,355	$120	$23,475
Corporate bonds and notes	41,164	144	41,308
Common stock investments in Cree, Inc.	57,713	(33,397)	24,316
Equity options in Cree, Inc.	—	10,277	10,277

	122,232	(22,856)	99,376
Less amounts classified as cash equivalents	25,864	—	25,864

Short-term investments	$96,368	$(22,856)	73,512

Less common stock and equity options in Cree, Inc.			34,593

Bonds and notes classified as short-term investments			$38,919

Contractual maturity dates of bonds and notes:
Less than 1 year			$8,931
1 to 5 years			29,988

			$38,919

6. BALANCE SHEET COMPONENTS

        Balance sheet components at March 31, 2002 and 2001 are as follows (in thousands):

	March 31,
	2002	2001
Inventories:
Raw materials	$15,932	$11,185
Work in progress	3,539	5,699
Finished goods	7,450	5,337
Consigned inventory	672	—

	$27,593	$22,221

	March 31,
	2002	2001
Property and equipment:
Machinery and equipment	$41,979	$47,341
Software	3,725	3,819
Leasehold improvements	2,024	2,673

	47,728	53,833
Less accumulated depreciation and amortization	38,077	42,201

	$9,651	$11,632

        Depreciation expense was $5.2 million, $10.4 million and $13.2 million for fiscal 2002, 2001 and 2000, respectively. Amortization expense was $171,000, $51,000 and $101,000 for fiscal 2002, 2001 and 2000, respectively.

	March 31,
	2002	2001
Accrued liabilities:
Employee compensation and benefits	$2,900	$2,839
Warranty	6,400	9,800
Restructuring	161	—
Adverse purchase commitments	2,754	—
Other accrued liabilities	1,994	1,319

	$14,209	$13,958

7. COMMITMENTS AND CONTINGENIES

Lines of Credit

        The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 30, 2002. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum working capital and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At March 31, 2002, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at March 31, 2002, was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at March 31, 2002 was 4.8% and 4.0%, respectively. The Company had no borrowings under the line of credit at March 31, 2002. The line of credit was renewed on June 5, 2002 with an expiration date of June 4, 2003.

Purchase Commitments with Cree

        In December 2000, the Company and Cree are entered into the Purchase and Supply Agreement, under which the Company was obligated to purchase from Cree an aggregate of $58 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. As of March 31, 2002, the remaining purchase commitment is $21.3 million.

Purchase Commitments with Subcontract Manufacturers

        Monthly, Spectrian provides a six-month rolling forecast of finished goods requirements to its subcontract manufacturers for planning and long-lead time parts procurement purposes only. Spectrian issues purchase orders to the subcontract manufacturers with delivery dates from four to twelve weeks from the purchase order date. Once a purchase order is accepted by the subcontract manufacturer, Spectrian is committed to accept delivery of the amplifiers or reimburse the subcontract manufacturer for costs incurred to date. The subcontract manufacturers procures raw materials and schedules labor needed to manufacture Spectrian amplifiers based on the aforementioned forecasts and standard purchase orders. In the past, Spectrian has reimbursed ACT for the cost of long-lead time parts and other raw material costs that had been incurred by ACT because of the reduction of purchase order and forecasted quantities. The subcontract manufacturers also maintain inventory levels to repair Spectrian amplifiers. At March 31, 2002, total accepted and unfulfilled purchase orders to procure completed amplifiers totaled $7.3 million. At March 31, 2002, the subcontract manufacturers had $13.4 million of materials on hand and an additional $12.3 million of purchase commitments to buy raw materials to fulfill the accepted purchase orders, forecasted requirements and repair requirements from Spectrian. At March 31, 2002, Spectrian estimated that $1.6 million of the purchase commitments made by the subcontract manufacturers are non-cancelable.

Other Purchase Commitments

        During its normal course of business, the Company issues purchase orders to procure components, materials and services from vendors. As of March 31, 2002, the Company's outstanding purchase commitments with vendors, other than Cree and its subcontract manufacturers, totaled approximately $4.9 million.

Royalty Commitments

        On November 15, 2001, the Company entered into an agreement with Paragon Communications, Inc. ("Paragon") to license certain technology that can be used in the design of RF power amplifiers. Under the terms of the License Agreement, the Company may be required to pay a royalty to Paragon based upon revenues of products that incorporate the licensed technology. If the Company elects to license the technology provided by Paragon, the Company must make quarterly advance royalty payments beginning July 1, 2002, through December 31, 2004 in amounts ranging from $50,000 to $125,000 per quarter. These advance royalty payments are to be applied against earned royalties and are carried forward to subsequent periods if not earned.

Lease Commitments

        The Company entered into capital leases for test equipment for a 24-month lease term expiring from July to October 2002. As of March 31, 2002, future minimum lease payments under these capital leases are $66,000 all of which are due in fiscal 2003.

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

        The Company also leases facilities in Folsom, California; Quincy, Illinois; Brazil, Korea and China to support its administrative, development, manufacturing, repair, sales and marketing activities.

        Future minimum lease payments under all noncancelable operating leases and sublease income under these operating leases as of March 31, 2002 are as follows (in thousands):

	Lease Payments	Sublease Income
2003	$2,993	$1,349
2004	2,325	1,020
2005	2,237	907
2006	2,241	907
2007	2,246	907
Thereafter	9,660	4,233

	$21,702	$9,323

        Rent expense was $2.9 million, $2.9 million and $2.3 million for the years ended March 31, 2002, 2001 and 2000, respectively. Sublease rental income was $1,341,000, $615,000 and $310,000 for fiscal 2002, 2001 and 2000, respectively.

Contingencies

        From time to time, the Company is involved in legal actions arising in the ordinary course of business. Based on information currently available, the Company believes no material loss would result from litigation. However, absolute assurance cannot be given that third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins.

        The Company has change of control severance agreements with its Chief Executive Officer and seven other executives, which provide for payments of lump sum cash severance payments equal to annual compensation including bonuses for periods ranging from one to three years, continuation of health insurance benefits for periods ranging from one to three years and acceleration of vesting of stock options in the event of involuntary termination of employment of these executives.

        The Company continues to be impacted by the softness in the telecommunications sector as well as competitive pricing pressures which has resulted in lower sales. During the year ended March 31, 2002 the Company used $28.2 million cash in operations and recorded a net loss of $20.4 million. In order for the Company to meet its business objectives, it will need to either increase sales or reduce costs in order to achieve sustained profitability and generate cash flows from operations. Until such time, the Company will continue to depend upon its existing cash, cash equivalents and short term investment balances and its current line of credit. Should the Company be unable to meet its profitability and cash flow goals it may be required to seek alternative sources of capital. However, there can be no assurance that such alternative sources of capital will be available on reasonable terms, if at all.

8. STOCKHOLDERS' EQUITY

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

Shareholder Rights Plan

        The Board of Directors of the Company adopted a Shareholder Rights Plan in October 1996 (the "Rights Plan"), as amended in January 1997, August 2000, January 2001 and May 2002. Pursuant to the Rights Plan, the Board declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the "Rights") and each such Right has an exercise price of $126.00. The Rights become exercisable upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company's Common Stock or the acquisition of a specified percentage of the Company's Common Stock by a third party. The exercise of the Rights could have the effect of delaying, deferring or preventing a change in control of the Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

Treasury Stock

        In September 2001, the Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. In fiscal 2002, the Company repurchased 293,700 shares of the outstanding common stock at an average per share price of $9.80 for approximately $2.9 million. Treasury stock is carried at cost in the consolidated balance sheets as "Treasury Stock" and results in a reduction of Stockholders' Equity.

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

Directors' Plan

        The Directors' Plan provides for automatic grants to purchase 5,000 of the Company's common stock upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 5,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted shall be 100% of the fair market value of the Company's common stock on the date of grant. The options expire ten years after the date of grant. In July 1999, the Company amended the Directors' Plan to increase the aggregate number of shares authorized by 60,000 shares to 145,000 shares. Under the Director's Plan, 25,000 shares were granted during fiscal 2002.

1998 Plan

        In January 1998, the Company adopted the 1998 Plan under which the Company's Board of Directors could issue options to purchase up to 400,000 shares of common stock to employees of and consultants to the Company. In the second quarter of fiscal 1999, an additional 500,000 shares were reserved under the 1998 Plan. In the first quarter of fiscal 2000, an additional 250,000 shares were reserved under the 1998 Plan. In the second quarter of fiscal 2001, an additional 250,000 shares were reserved under the 1998 Plan.

        Under the 1998 Plan, the Company's Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally have 10-year terms and vest 25% after one year from the grant date with the remaining options vesting pro rata over the following 36 months.

Other Stock Option Grant Activity

        Outside of the 1992 Plan, the Director's Plan and the 1998 Plan, two officers and one employee of the Company were granted a combined total of options to purchase 390,000 shares of its common stock during fiscal 1997, at exercise prices ranging from $9.50 to $14.50, which are subject to the same vesting schedule as that of the Company's 1992 Stock Plan. In fiscal 1998, one officer and two employees were granted a combined total of 90,000 options outside of the Plans at exercise prices ranging from $16.88 to $56.38, which are subject to the same vesting schedule as that of the 1992 Stock Plan. During fiscal 1999, options to purchase 91,667 shares were cancelled. In fiscal 2000, two officers and one employee were granted a combined total of options to purchase 410,000 shares of its common stock outside of the Plans at an exercise price ranging from $11.38 to $23.06, which are subject to the same vesting schedule as that of the 1992 Plan. During fiscal 2001, options to purchase 22,917 shares were cancelled.

        The following table summarizes option activity under the Company's various plans:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding as of March 31, 1999	435,408	2,317,642	$16.75
Additional shares reserved	1,170,000	—	—
Granted	(1,944,794)	1,944,794	18.83
Exercised	—	(565,941)	13.16
Canceled	424,959	(424,959)	17.88

Outstanding as of March 31, 2000	85,573	3,271,536	18.46
Additional shares reserved	650,000	—	—
Granted	(1,221,950)	1,221,950	15.12
Exercised	—	(510,806)	12.65
Canceled(1)	1,089,096	(1,112,013)	20.46

Outstanding as of March 31, 2001	602,719	2,870,667	17.34
Granted	(396,150)	396,150	12.95
Exercised	—	(85,607)	12.50
Canceled	345,032	(345,032)	17.58

Outstanding as of March 31, 2002	551,601	2,836,178	$16.84

(1)
22,917 shares which were outside of the Plans were cancelled in fiscal 2001 and were not available for re-grant.

        The following tables summarize information about stock options outstanding at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2002	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2002	Weighted Average Exercise Price
$ 0.20 - $12.56	507,109	8.30	$10.75	163,640	$9.76
$12.75 - $13.19	330,190	7.85	12.96	174,917	12.95
$13.38 - $14.75	607,109	6.22	14.30	395,408	14.51
$14.88 - $18.75	474,402	8.24	16.39	203,565	16.28
$19.00 - $22.50	464,760	7.53	21.28	271,580	21.39
$22.56 - $24.13	289,208	7.96	23.06	147,412	23.06
$24.19 - $52.00	163,400	6.80	30.72	115,001	33.27

$ 0.20 - $52.00	2,836,178	7.55	$16.84	1,471,523	$17.63

        Options exercisable at March 31, 2001 and 2000 were 1,013,990 and 1,015,881, respectively.

        Using the Black-Scholes Option-Pricing Model, the per share weighted average fair market value of stock options granted during fiscal 2002, 2001 and 2000 were $9.60, $11.14 and $15.32, respectively, on the date of grant. Assumptions used with the Black-Scholes Option-Pricing Model were as follows:

	Fiscal Year
	2002	2001	2000
Risk-free interest rate	4.5%	5.8%	5.8%
Expected term of options	5.5 years	5.5 years	5.3 years
Expected volatility	91.5%	89.7%	86.2%
Expected dividend yield	0.0%	0.0%	0.0%

Stock-Based Compensation

        The Company has granted certain consultants stock options under the 1992 Plan and the 1998 Plan. In fiscal 2001, the Company granted one consultant 7,500 shares under the 1998 Plan at an exercise price of $15.50, which were fully vested at the date of grant. Stock-based compensation expense related to the grant of stock options to employees and non-employees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation related to unvested non-employee options using the Black-Scholes option pricing model. Accordingly during fiscal 2001, due to a decline in the share price, the Company recorded a net reduction in deferred compensation expense of $658,000. In connection with the grant of stock options to these employees and consultants, the Company recorded stock-based compensation expense of $29,000, $210,000 and $410,000 for fiscal 2002, 2001 and 2000, respectively. As of March 31, 2002, the Company expects to amortize stock-based compensation expense of $29,000 in fiscal 2003 and $11,000 in fiscal 2004.

Employee Stock Purchase Plan

        In June 1998, the Company's stockholders approved the 1998 Employee Stock Purchase Plan (the "Purchase Plan") which permitted eligible employees to purchase the Company's Common Stock through payroll deductions. The Purchase Plan consisted of consecutive and overlapping 12-month offering periods, each divided into two six-month purchase periods. The purchase price of the shares in the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of each purchase period. The Company reserved a total of 250,000 shares of common stock for issuance under this plan. The Purchase Plan has a feature whereby the number of shares reserved under the Purchase Plan are increased automatically on an annual basis by the lesser of 300,000 shares or 2% of outstanding shares of Common Stock. There were 411,245 shares of Common Stock available for issuance as of March 31, 2002. During the fiscal years ended March 31, 2002 and 2001, shares totaling 104,790 and 130,713 were acquired under the Purchase Plan at an average per share price of $8.82 and $12.30, respectively.

        Under SFAS No. 123, Accounting for Stock-Based Compensation, pro forma compensation cost is calculated for the fair market value of the employees' purchase rights. The fair value of each stock purchase right granted under the Purchase Plan was estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Fiscal Year
	2002	2001	2000
Risk-free interest rate	3.9%	5.6%	5.0%
Expected term of options	0.5 years	0.5 years	0.5 years
Expected volatility	66.7%	110.3%	86.2%
Expected dividend yield	0.0%	0.0%	0.0%

        The per share weighted average fair market value of those purchase rights granted in fiscal 2002, 2001 and 2000 was $2.94, $6.50 and $6.08, respectively, per share.

Pro Forma Fair Value Information

        The Company accounts for its employee stock plans using the intrinsic value method. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and related per share amounts would have been as indicated in the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,
	2002	2001	2000
Net income (loss):
As reported	$(20,373)	$13,480	$(5,823)

Pro forma	$(28,976)	$3,325	$(15,099)

Earnings (loss) per share:
Basic:
As reported	$(1.76)	$1.21	$(0.56)

Pro forma	$(2.51)	$0.30	$(1.45)

Diluted:
As reported	$(1.76)	$1.19	$(0.56)

Pro forma	$(2.51)	$0.29	$(1.45)

9. EMPLOYEE BENEFIT PLAN

        In January 1997, the Company adopted the Spectrian Corporation 401(k) Savings Plan (the "Benefit Plan") to provide retirement and incidental benefits for eligible employees. The Benefit Plan provides for Company contributions as determined by the Company's Board of Directors that may not exceed 20% of the annual aggregate salaries of those employees eligible for participation. As of March 31, 2002, the Benefit Plan offers a diverse selection of investment alternatives, representing all asset classes. Employees may not invest in the Company's stock through the Benefit Plan. In fiscal years 2002, 2001 and 2000, the Company contributed $329,000, $514,000 and $148,000, respectively, in contributions to the Benefit Plan.

10. INCOME TAXES

        The components of the provision for (benefit from) income taxes in the statement of operations are as follows (in thousands):

	Year Ended March 31,
	2002	2001	2000
Current:
Federal	$(3,713)	$3,713	$—
State	(105)	105	10
Foreign	301	12	20

Total current	(3,517)	3,830	30

Deferred:
Federal	3,245	(3,245)	—
State	573	(573)	—
Foreign	—	—	—

Total deferred	3,818	(3,818)	—

Total provision for income taxes	$301	$12	$30

        Income tax expense for the years ended March 31, 2002, 2001 and 2000 differs from the amount computed by applying the statutory federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	Year Ended March 31,
	2002	2001	2000
Federal tax (benefit) at statutory rate	$(6,992)	$4,587	$(1,970)
State tax, net of Federal benefit	(3,384)	283	10
Alternative minimum tax	(2,103)	295	—
Research Credit	(1,069)	—	—
FSC tax expense	18	12	20
Change in valuation allowance	13,947	(5,290)	2,299
Foreign rate difference	(250)	—	—
Other	134	125	(329)

Income tax expense	$301	$12	$30

        The components of significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	March 31,
Deferred tax assets:
	2002	2001
Various accruals and reserves	$12,770	$6,706
Net operating loss carryforwards	13,887	—
Credit carryforwards	6,145	4,364
Property and equipment depreciation differences	1,321	607
Unrealized loss on available for sale securities	—	7,561
Deferred gain	8,317	20,634

Total gross deferred tax assets	42,440	39,872
Less valuation allowance	(42,440)	(36,054)

Total deferred tax assets	$—	$3,818

        Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net tax losses in fiscal 2002 and 2000, the Company has provided a valuation allowance against the deferred tax assets where realization is uncertain. The Company has evaluated both positive and negative evidence about the recoverability of its net deferred tax assets and determined that it is more likely than not that they will not be realized.

        As of March 31, 2002, the Company has a net operating loss carryforward of $37 million and $18 million for Federal and California income tax purposes. The Federal net operating losses will expire unless utilized in 2022 and the state losses will expire unless utilized in 2008. The Company has approximately $6.1 million of Federal and California research credit carryforwards. If not utilized, the Federal research credit carryforwards will expire in various amounts beginning 2008 through March 2021. The California research credits will carryforward indefinitely.

        Included in the deferred tax assets is approximately $6 million of assets relating to the stock option compensation which will be credited to equity when realized.

11. PER SHARE COMPUTATION

        For fiscal 2001, options to purchase 1,451,242 common shares were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares. For fiscal 2002 and fiscal 2000, 2,836,178 and 3,271,536 common equivalent shares with weighted averages exercise prices of $16.84 and $18.46, respectively, were not included for the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal years.

        A reconciliation of the basic and diluted per share calculation follows:

	Year ended March 31,
	2002			2001			2000
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(20,373)	11,543	$(1.76)	$13,480	11,113	$1.21	$(5,823)	10,426	$(0.56)
Effect of stock options	—	—	—	—	230	(0.02)	—	—	—

Diluted	$(20,373)	11,543	$(1.76)	$13,480	11,343	$1.19	$(5,823)	10,426	$(0.56)

12. CUSTOMER CONCENTRATIONS

        For fiscal 2002, three customers accounted for approximately 47%, 24% and 12% of net revenues. For fiscal 2001, three customers accounted for approximately 59%, 18% and 13% of net revenues. For fiscal 2000, one customer accounted for approximately 72% of net revenues. Four customers accounted for an aggregate of 94% of accounts receivable at March 31, 2002 and three customers accounted for an aggregated of 90% of accounts receivable at March 31, 2001.

13. SEGMENT INFORMATION

        Under the management approach, prior to the sale of UltraRF, the Company divided its business into two divisions based upon product type: Amplifier Division and Semiconductor Division. UltraRF derived virtually all of its net revenues from sales to the Amplifier Division. The Company allocated operating expenses to these segments but did not allocate interest income and expense. Corporate expenses were allocated to the operating segments based on predetermined annual allocation methods. Appropriate intersegment eliminations were made in the consolidation of the Company's consolidated financial statements. Following the sale of UltraRF on December 29, 2000, the Company began operating as one vertical integrated unit. (See Note 2). Segment information for fiscal 2001 and fiscal 2000 is as follows:

Consolidated Statement of Operations Data—Fiscal 2001 (in thousands):

	Year Ended March 31, 2001
	Amplifier	UltraRF	Other	Total
Net revenues, external	$178,671	$1,081	$—	$179,752
Net revenues, intersegment	—	23,487	(23,487)	—
Amortization and depreciation	5,290	2,185	2,950	10,425
Income (loss) before income taxes	(7,605)	313	20,784	13,492

Consolidated Statement of Operations Data—Fiscal 2000 (in thousands):

	Year Ended March 31, 2000
	Amplifier	UltraRF	Other	Total
Net revenues, external	$162,687	$880	$—	$163,567
Net revenues, intersegment	—	27,050	(27,050)	—
Amortization and depreciation	5,797	2,546	4,912	13,255
Income (loss) before income taxes	(13,401)	4,113	3,495	(5,793)

*Data in the "Other" column represents the elimination of intersegment revenues, interest income and expense, other income, the provision for income taxes, certain unallocated corporate expenses and corporate amortization and depreciation that is subsequently allocated to the operating segments.

Consolidated Balance Sheet Data (in thousands):

	March 31, 2001
	Amplifier	UltraRF	Other	Total
Segment Assets	$30,235	$—	$3,618	$33,853
Expenditures for additions to long-lived assets	$5,228	$3,478	$936	$9,642

        Segment assets represent inventories and property and equipment, which are allocated to these segments.

        Net revenues from major product categories were as follows (in thousands):

	Year ended March 31,
	2002	2001	2000
SCPA	$45,547	$113,886	$126,486
MCPA	52,555	58,739	32,537
Other	5,680	7,127	4,544

Total Revenue	$103,782	$179,752	$163,567

Geographic Segment Data:

        Net revenue from unaffiliated customers by geographic region were as follows (in thousands):

	Year Ended March 31,
	2002	2001	2000
United States	$35,389	$39,265	$22,144
South Korea	27,536	32,378	25,560
Canada	22,979	75,712	68,971
China	8,721	2,457	—
France	4,511	22,360	42,878
Brazil	2,942	6,523	157
Other	1,704	1,057	3,857

Total Revenue	$103,782	$179,752	$163,567

        The Company's long-lived assets are located in the following countries (in thousands):

	March 31,
	2002	2001
United States	$4,871	$7,966
Thailand	3,307	2,707
South Korea	1,033	959
China	309	—
Malaysia	131	—

	$9,651	$11,632

14. CLOSURE OF MANUFACTURING OPERATIONS AND RELATED RESTRUCTURING CHARGES

        In June 2001, the Company decided to transfer its power amplifier repair and product integration operations in Sunnyvale, California, to a contract manufacturer located in Thailand. In connection with the decision, the Company recognized in the three months ended July 1, 2001, an approximately $686,000 restructuring charge for estimated severance costs related to organizational changes and a planned reduction in work force and to write off property and equipment that have no future value to the Company. Approximately 60 employees engaged in the repair and product integration operations are anticipated to be terminated as a result of the restructuring. As of March 31, 2002, approximately 50 employees have been terminated. The Company anticipates that the restructuring will be completed no later than June 30, 2002. The following table represents the restructuring activity that took place up through March 31, 2002 (in thousands):

	Asset Write-offs (Non Cash)	Reduction in Workforce (Cash)	Other (Cash)	Total
Accrual for restructuring charges	$161	$485	$40	$686
Cash payment of severance costs	—	(356)	—	(356)
Cash payment of other restructuring costs	—	—	(8)	(8)
Write-off of property and equipment	(161)	—	—	(161)

Balance at March 31, 2002	$—	$129	$32	$161

        The balance of the restructuring accrual is included in accrued liabilities on the consolidated balance sheets.

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

15. RELATED PARTY TRANSACTIONS

        Sales to Cingular Wireless LLC.    During fiscal 2002, Cingular purchased approximately $8.6 million of MCPA products from the Company (or 8.3% of fiscal 2002 net revenues), primarily in the second half of fiscal 2002. Robert W. Shaner, President of Wireless Operations for Cingular, has served as a director for the Company since April 1999.

        Outsourced Stock Option Administration Services.    In May of 2000, Spectrian entered into a non-binding arrangement with Montgomery Financial Services Corp. ("MFS"). MFS provides on-site stock option administration services to the Company. Henry C. Montgomery, Chairmen of the Board of MFS, has also served as a director for Spectrian since November 2000. In fiscal 2002, the Company purchased $37,000 of services from MFS.

        Investment in ArrayComm, Inc.    In July of 1998, Spectrian purchased 222,222 shares of Series D preferred stock (at $4.50 per share) of ArrayComm, Inc. ("ArrayComm"). The total investment in Arraycomm was $1.0 million. ArrayComm is a privately held company that develops antenna-based wireless communications and broadband internet access technologies. Martin Cooper, Chief Executive Officer of ArrayComm, has also served as a director for Spectrian since January 1994.

16. SUBSEQUENT EVENTS

Line of Credit

        On June 5, 2002, the Company renewed its line of credit extending the expiration date to June 4, 2003 at terms substantially similar to the existing line.

Merger with REMEC, Inc.

        On May 19, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among REMEC, Inc., a California corporation ("REMEC"), Reef Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of REMEC ("Merger Sub") and the Company pursuant to which REMEC will acquire the Company by a merger of Merger Sub with the Company ("the merger"). Upon consummation of the merger, the Company's stockholders will receive approximately $14.00 of REMEC common stock, subject to a collar, or if REMEC chooses, a combination of REMEC common stock and cash. If REMEC elects to pay in cash, it may pay up to $4.00 per share in cash. The remaining payment will be in REMEC common stock, which will be determined based on the average trading price of REMEC common stock for the ten day period ending on the second trading day before the Company's special meeting of stockholders to approve the merger and the Merger Agreement. Spectrian stockholders will also receive cash for any fractional shares of REMEC common stock that they are entitled to receive in the merger.

        The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the REMEC common stock issued to the Company's stockholders. The Merger Agreement has been approved unanimously by the board of directors of both companies. On May 19, 2002, the Company amended the Rights Plan to facilitate the merger. The merger is expected to close in the quarter ending September 30, 2002 but is subject to a number of conditions including, among other things, approval of the Company's stockholders, approval of REMEC's shareholders and various regulatory approvals and clearances, including those under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended and the Securities Act of 1933, as amended. In the event the Company fails to close the proposed merger due to the occurrence of certain events, the Company shall be required to pay REMEC a termination fee of $6 million.

Litigation

        A putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara on May 28, 2002, captioned Vogel v. Shaner, et al., Case No. CV808140. The complaint names six of the Company's directors and its chief executive officer as defendants. In the complaint, the Plaintiff alleges that the defendants violated their fiduciary duties owed to the Company's stockholders, including their duties of loyalty, good faith and independence, by engaging in self-dealing in the merger transaction with REMEC. This violation allegedly stemmed from the defendants' failure to properly value the Company in the merger and due to conflicts of interest. The Plaintiff purportedly brought his action on behalf of Company stockholders who are or would be harmed by the alleged conduct. The case seeks declaratory, injunctive and other forms of relief. The Company and the defendant directors and officer believe the lawsuit is without merit and intends to defend the case vigorously. However, given that the lawsuit has only recently been filed, it is not possible to predict with certainty the ultimate resolution of this litigation.

QuickLinks

SPECTRIAN CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED MARCH 31, 2002
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
POWER OF ATTORNEY
SPECTRIAN CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
SPECTRIAN CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
SPECTRIAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
SPECTRIAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share data)
SPECTRIAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SPECTRIAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2002, 2001 AND 2000