Form 10-Q
period 2002-06-30
SPECTRIAN CORP /CA/
filed 2002-08-14
CIK 925054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number: 0-24360

SPECTRIAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0023003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒    No ☐

        As of August 8, 2002 there were 11,475,468 shares of the Registrant's Common Stock outstanding.

SPECTRIAN CORPORATION

FORM 10-Q

INDEX

FOR QUARTER ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2002	March 31, 2002(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,233	$42,140
Short-term investments	46,591	48,585
Accounts receivable, less allowance for doubtful accounts of $400 and $400, respectively	13,829	18,155
Inventories	26,538	27,593
Income tax receivable	1,305	1,305
Prepaid expenses and other current assets	4,171	4,209

Total current assets	127,667	141,987
Property and equipment, net	9,785	9,651
Other assets	2,973	3,127

Total assets	$140,425	$154,765

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,691	$18,694
Accrued liabilities	12,630	14,209
Income taxes payable	343	207
Deferred gain, current portion	16,250	21,250
Current portion of debt and capital lease obligations	34	66

Total current liabilities	42,948	54,426

Commitments (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 25,000,000 shares authorized; 12,769,168 and 12,691,423 shares issued, respectively; 11,475,468 and 11,397,723 shares outstanding, respectively	13	13
Additional paid-in capital	170,157	169,518
Treasury stock, 1,293,700 shares of common stock held	(17,669)	(17,669)
Deferred compensation expense	(33)	(40)
Accumulated other comprehensive gain	263	211
Accumulated deficit	(55,254)	(51,694)

Total stockholders' equity	97,477	100,339

Total liabilities and stockholders' equity	$140,425	$154,765

(1)
Derived from the March 31, 2002 audited balance sheet included in the 2002 Annual Report on Form 10-K of Spectrian Corporation.

See accompanying notes to condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2002	July 1, 2001
REVENUES	$18,816	$30,440

COSTS AND EXPENSES:
Cost of revenues	17,283	29,852
Research and development	5,532	5,932
Selling, general and administrative	3,800	4,708
Restructuring costs	—	686
Costs related to proposed acquisition by REMEC, Inc.	1,200	—

Total costs and expenses	27,815	41,178

OPERATING LOSS	(8,999)	(10,738)
INTEREST INCOME	668	887
INTEREST EXPENSE	(1)	(8)
OTHER INCOME, NET	4,801	5,154

LOSS BEFORE INCOME TAXES	(3,531)	(4,705)
INCOME TAXES	29	15

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,560)	(4,720)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE—ADOPTION OF SFAS 133	—	494

NET LOSS	$(3,560)	$(4,226)

NET LOSS PER SHARE:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.31)	$(0.41)
Cumulative effect of change in accounting principle	—	0.04

Basic and diluted net loss per share	$(0.31)	$(0.37)

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic and diluted	11,450	11,552

See accompanying notes to condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2002	July 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,560)	$(4,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	(494)
Depreciation and amortization	1,130	1,342
Provision for excess and obsolete inventories and write-down to market	859	2,600
Gain on the sale of UltraRF	(5,000)	(7,500)
Net loss on short-term investments	—	2,332
Loss on sale and write-off of property and equipment, net	49	483
Stock option compensation expense	7	7
Increase (decrease) in income tax payable	136	(53)
Changes in operating assets and liabilities:
Accounts receivable	4,326	12,634
Inventories	196	(7,158)
Prepaid expenses and other assets	192	(1,104)
Accounts payable	(5,003)	(9,240)
Accrued liabilities	(1,579)	519

Net cash used in operating activities	(8,247)	(9,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(7,714)	(13,023)
Proceeds from maturities of short-term investments	6,792	11,816
Proceeds from sale of short-term investments	2,968	23,131
Release of restricted cash	—	3,213
Purchase of property and equipment	(1,313)	(837)

Net cash provided by investing activities	733	24,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and capital lease obligations	(32)	—
Proceeds from sales of common stock, net	639	922

Net cash provided by financing activities	607	922

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,907)	15,364
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,140	36,397

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,233	$51,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$8

Cash paid for income taxes	$—	$68

Acquisition of equipment under capital lease obligations	$—	$169

See accompanying notes to condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

  Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-33 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 ("fiscal 2002"). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2003 ("fiscal 2003"), or any other future period.

2.    PROPOSED MERGER WITH REMEC, INC.

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

        The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the REMEC common stock issued to the Company's stockholders. The Merger Agreement has been approved unanimously by the board of directors of both companies. The merger is expected to close in the quarter ending September 30, 2002 but is subject to a number of conditions including, among other things, approval by the Company's stockholders, approval by REMEC's shareholders and various regulatory approvals and clearances, including those under the Securities Act of 1933, as amended. In the event the Company fails to close the proposed merger due to the occurrence of certain events, the Company shall be required to pay REMEC a termination fee of $6.0 million.

3.    SALE OF ULTRARF

        On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Inc. ("Cree"), Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock then valued at $64.5 million, based upon the closing price on the date of closing, plus Cree common stock with a guaranteed realizable value of $30 million, less $1.1 million owed by the Company to Cree due to a change in the value of net assets of UltraRF between October 1, 2000 and December 29, 2000.

        As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which the Company is obligated to purchase from Cree an aggregate of $58.0 million of semiconductors (the "Purchase and Supply Agreement"). The Purchase and Supply Agreement was amended in October 2001 and April 2002. Total purchase commitment under the amended Purchase and Supply Agreement was reduced by $3.2 million to $54.8 million and the agreement term was extended to June 30, 2003. In the event Spectrian fails to make these purchases, it is obligated to pay Cree the amount of the shortfall. Accordingly, the Company deferred $58 million of the gain on sale of UltraRF, which was the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing the gain in periods as the related purchase commitments to Cree are being fulfilled. The Company also subleased one of the facilities in Sunnyvale, California to Cree for a term of 11 years (with three options to extend the lease an additional five years) with similar terms as the lease agreement between the Company and its landlord.

        The Company realized an aggregate gain of $69.7 million from the sale of UltraRF, of which $58.0 million was deferred as noted above, with the balance of $11.7 million being recognized as other income during the three months ended December 31, 2000. The Company recognized a gain of $5.0 million during the three months ended June 30, 2002 and $7.5 million during the three months ended July 1, 2001 as other income as the related commitment was fulfilled by the Company. As of June 30, 2002, the remaining purchase commitment is $16.3 million. The quarterly purchase commitment is $5.0 million for the quarters ended September 29, 2002, December 29, 2002 and March 31, 2003 and $1.3 million for the quarter ended June 29, 2003.

4.    OTHER INCOME, NET

        Other income, net included (in thousands):

	Three Months Ended
	June 30, 2002	July 1, 2001
Gain on sale of UltraRF	$5,000	$7,500
Net loss on Cree, Inc. common stock and common stock options	—	(2,346)
Other	(199)	—

Other income, net	$4,801	$5,154

5.    BALANCE SHEET COMPONENTS

        Balance sheet components are as follows (in thousands):

	June 30, 2002	March 31, 2002
Inventories:
Raw materials	$14,842	$15,932
Work in progress	3,669	3,539
Finished goods	8,027	7,450
Consigned inventory	—	672

	$26,538	$27,593

Property and equipment:
Machinery and equipment	$42,606	$41,979
Software	3,801	3,725
Leasehold improvements	2,024	2,024

	48,431	47,728
Less accumulated depreciation and amortization	38,646	38,077

	$9,785	$9,651

Accrued liabilities:
Employee compensation and benefits	$2,844	$2,900
Warranty	6,100	6,400
Restructuring	—	161
Adverse purchase commitments	1,349	2,754
Other accrued liabilities	2,337	1,994

	$12,630	$14,209

6.    RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS 142 on April 1, 2002. The adoption of SFAS 142 did not have a significant impact on the Company's financial position and results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business", however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS 144 on April 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities"' ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the fourth quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

7.    SHORT-TERM INVESTMENTS

        The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2002, the cash equivalents consisted of commercial paper and U.S. government securities.

        The Company classifies its investments in certain debt securities as "available-for-sale," and records such investments at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income.

        As of June 30, 2002 and March 31, 2002, short-term investments classified as available-for-sale securities were as follows (in thousands):

As of June 30, 2002	Amortized Cost	Unrealized Gain	Fair Value
Government bonds and notes	$24,836	$134	$24,970
Corporate bonds and notes	41,910	129	42,039

	66,746	263	67,009
Less amounts classified as cash equivalents	20,418	—	20,418

Short-term investments	$46,328	$263	$46,591

Contractual maturity dates of short-term investment in bonds and notes:
Less than 1 year			$9,296
1 to 5 years			37,295

			$46,591

As of March 31, 2002	Amortized Cost	Unrealized Gain	Fair Value
Government bonds and notes	$15,539	$158	$15,697
Corporate bonds and notes	50,749	53	50,802

	66,288	211	66,499
Less amounts classified as cash equivalents	17,914	—	17,914

Short-term investments	$48,374	$211	$48,585

Contractual maturity dates of bonds and notes:
Less than 1 year			$13,466
1 to 5 years			35,119

			$48,585

8.    PER SHARE COMPUTATION

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three months ended June 30, 2002 and July 1, 2001, 2,838,149 and 2,849,491 shares of common stock subject to outstanding options, respectively, were not included in the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods.

9.    SEGMENT INFORMATION

Geographic Segment Data:

        Net revenue from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended
	June 30, 2002	July 1, 2001
Canada	$2,346	$11,308
United States	6,108	10,727
South Korea	5,924	3,205
France	2,415	486
Brazil	1,134	148
China	770	4,009
Other countries	119	557

Total	$18,816	$30,440

        The Company's long-lived assets are located in the following countries (in thousands):

	June 30, 2002	March 31, 2002
United States	$5,500	$4,871
Thailand	2,622	3,307
South Korea	1,254	1,033
China	291	309
Malaysia	118	131

Total	$9,785	$9,651

10.  CLOSURE OF MANUFACTURING OPERATIONS AND RELATED RESTRUCTURING CHARGES

        In June 2001, the Company decided to transfer its power amplifier repair and product integration operations in Sunnyvale, California to contract manufacturers. In connection with the transfer, the Company recognized in the three months ended July 1, 2001, a charge of $686,000 for estimated severance costs related to organizational changes and a planned reduction in work force and the write off of property and equipment that had no future value to the Company. As of June 30, 2002, the Company has completed the transfer of the repair and product integration operations and terminated approximately 60 employees. The following table represents the restructuring activity that took place through June 30, 2002 (in thousands):

	Asset Write-offs (Non Cash)	Reduction in Workforce (Cash)	Other (Cash)	Total
Accrual for restructuring charges	$161	$485	$40	$686
Cash payment of severance costs	—	(485)	—	(485)
Cash payment of other restructuring costs	—	—	(40)	(40)
Write-off of property and equipment	(161)	—	—	(161)

Balance at June 30, 2002	$—	$—	$—	$—

11.  Comprehensive Income

        Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive loss (in thousands):

	Three Months Ended
	June 30, 2002	July 1, 2001
Net loss	$(3,560)	$(4,226)
Net change in unrealized gain on marketable securities	52	14,862

Comprehensive income (loss)	$(3,508)	$10,636

        The components of accumulated other comprehensive gain are as follows (in thousands):

	June 30, 2002	March 31, 2002
Unrealized gain on marketable securities	$263	$211

12.  Commitments

        Purchase Commitments.    In December 2000, the Company and Cree entered into the Purchase and Supply Agreement, under which the Company was obligated to purchase from Cree an aggregate of $58 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. As of June 30, 2002, the remaining purchase commitment is $16.3 million.

        Purchase Commitments with Subcontract Manufacturers.    The Company provides a six month rolling forecast of finished goods requirements to its subcontract manufacturers monthly for planning and long-lead time parts procurement purposes only. The Company issues purchase orders to the subcontract manufacturers with delivery dates from four to twelve weeks from the purchase order date. Once a purchase order is accepted by the subcontract manufacturer, the Company is committed to accept delivery of the amplifiers or reimburse the subcontract manufacturer for costs incurred to date. The subcontract manufacturers procure raw materials and schedule labor needed to manufacture the Company amplifiers based on the aforementioned forecasts and standard purchase orders. In the past, the Company has reimbursed the subcontract manufacturers for the cost of long-lead time parts and other raw material costs that had been incurred by the subcontract manufacturers because of the reduction of purchase order and forecasted quantities. The subcontract manufacturers also maintain inventory levels to repair the Company amplifiers. At June 30, 2002, total accepted and unfulfilled purchase orders to procure completed amplifiers and amplifier repair services totaled $3.6 million. At June 30, 2002, the subcontract manufacturers had $11.2 million of materials on hand and an additional $4.5 million of purchase commitments to buy raw materials to fulfill the accepted purchase orders, forecasted requirements and repair requirements from the Company. At June 30, 2002, the Company estimated that $1.3 million of the purchase commitments made by the subcontract manufacturers are non-cancelable.

        Other Purchase Commitments.    During its normal course of business, the Company also issues purchase orders to procure components, materials and services from other vendors. As of June 30, 2002, the Company's outstanding purchase commitments with vendors other than Cree and its subcontract manufacturers totaled approximately $5.3 million.

        Royalty Commitments.    On November 15, 2001, the Company entered into an agreement (the "License Agreement") with Paragon Communications Ltd. ("Paragon") to license certain technology that can be used in the design of RF power amplifiers. Under the terms of the License Agreement, the Company may be required to pay a royalty to Paragon based upon revenues of products that incorporate the licensed technology ("Royalty Fee"). If the Company elects to license the technology provided by Paragon, the Company must make quarterly advance royalty payments beginning August 2002 through August 2004 in amounts ranging from $50,000 to $125,000 per quarter. To the extent the cumulative advance royalty payments exceed the cumulative Royalty Fee, the Company is entitled to apply such excess to reduce the Royalty Fee otherwise payable under the agreement in future periods.

13.  Line of Credit

        The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 4, 2003. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum cash and investment balances and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At June 30, 2002, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at June 30, 2002, was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at June 30, 2002 were 4.8% and 3.9%, respectively. The Company had no borrowings under the line of credit at June 30, 2002.

14.  RELATED PARTY TRANSACTIONS

        Sales to Cingular Wireless LLC.    For the three months ended June 30, 2002 and the three months ended July 1, 2001, Cingular purchased approximately $2.6 million and $29,000 of multi-channel power amplifiers ("MCPA") products from the Company, respectively. Robert W. Shaner, President of Wireless Operations for Cingular, has served as a member of the Company's board of directors since April 1999.

        Outsourced Stock Option Administration Services.    In May of 2000, Spectrian entered into a non-binding arrangement with Montgomery Financial Services Corp. ("MFS"). MFS provides on-site stock option administration services to the Company. Henry C. Montgomery, Chairman of the Board of MFS, has served as a member of the Company's board of directors since November 2000. For the three months ended June 30, 2002 and July 1, 2001, the Company purchased services in the amount of $11,000 and $13,000, respectively, from MFS.

        Investment in ArrayComm, Inc.    In July of 1998, Spectrian purchased 222,222 shares of Series D preferred stock at $4.50 per share of ArrayComm, Inc. ("ArrayComm"). The total investment in Arraycomm was $1.0 million. ArrayComm is a privately held company that develops antenna-based wireless communications and broadband internet access technologies. Martin Cooper, Chief Executive Officer of ArrayComm, has also served as a member of the Company's board of directors since January 1994.

15.  LITIGATION

        A putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara on May 28, 2002, captioned Vogel v. Shaner, et al., Case No. CV808140. The complaint names six of the Company's directors and its chief executive officer as defendants. In the complaint, the plaintiff alleges that the defendants violated their fiduciary duties owed to the Company's stockholders, including their duties of loyalty, good faith and independence, by engaging in self-dealing in the merger transaction with REMEC. This violation allegedly stemmed from the defendants' failure to properly value the Company in the merger and due to conflicts of interest. The plaintiff purportedly brought his action on behalf of Company stockholders who are or would be harmed by the alleged conduct. The case seeks declaratory, injunctive and other forms of relief. The Company and the defendant directors and officer believe that the lawsuit is without merit and intend to defend the case vigorously. However, given that the lawsuit has only recently been filed, it is not possible to predict with certainty the ultimate resolution of this litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's ("the Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include, but are not limited to: the statements in the fourth paragraph of "Overview" regarding the recognition in the future of gains on the sale of UltraRF and the effect of the sale of UltraRF on the Company's semiconductor cost, in the sixth paragraph regarding the impact on the Company of a loss of a major original equipment manufacturer customer and the future fluctuations of Nortel product orders, in the seventh paragraph regarding international sales as a percentage of future revenues and the impact of currency fluctuations on future revenues, in the eight paragraph regarding the timing of the transfer of power amplifier repair operations, and in the last paragraph regarding average selling prices and gross margins; the statements in the second paragraph under "Results of Operations—Cost of Revenues" regarding the gross margin as a percentage of net revenues; the statements under "Results of Operations—Research and Development" regarding the increase in research and development expenses; the statement under "Results of Operations—Income Taxes" regarding the recoverability and the recording of the net deferred tax asset; the statements in the last paragraph under "Liquidity and Capital Resources" concerning the anticipated spending for capital additions for the next twelve months, the sufficiency of the Company's available resources to meet cash requirements and the factors which will determine the Company's future cash requirements; and the statements in "Factors Affecting Future Operating Results." Results could differ materially based on various factors including, but not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.

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

        The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the REMEC common stock issued to the Company's stockholders. The Merger Agreement has been approved unanimously by the board of directors of both companies. The merger is expected to close in the quarter ending September 30, 2002 but is subject to a number of conditions including, among other things, approval of the Company's stockholders, approval of REMEC's shareholders and various regulatory approvals and clearances, including those under the Securities Act of 1933, as amended.

        On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree, Inc. ("Cree") pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock plus Cree common stock with a guaranteed realizable value of $30.0 million, less $1,141,000 owed by the Company to Cree due to a change in the value of net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a supply agreement ("the Purchase and Supply Agreement"), under which the Company is obligated to purchase from Cree an aggregate of $58.0 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. As of June 30, 2002, the remaining purchase commitment was $16.3 million. In the event Spectrian fails to make these purchases, it is obligated either to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall in cash. Accordingly, Spectrian deferred $58.0 million of the gain on sale of UltraRF, which represented the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing the gain in periods as the related purchase commitments to Cree are being discharged. In the three months ended June 30, 2002, Spectrian fulfilled its obligation under the contract and recognized $5.0 million of the deferred gain. As a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as was the case historically.

        For the three months ended June 30, 2002, Nortel Networks Corporation ("Nortel"), Samsung Electronics Co., Ltd. ("Samsung"), Cingular Wireless LLC ("Cingular") and Verizon Communications Inc. ("Verizon") accounted for approximately 35%, 28%, 14% and 11% of net revenues, respectively. For the three months ended July 1, 2001, Nortel and Verizon accounted for approximately 76% and 10% of net revenues, respectively.

        The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel. In addition, the Company's sales to Verizon, Samsung and Cingular are generally made on the basis of purchase orders rather than long-term purchase commitments and any of these customers may cancel or defer its purchase orders without advanced notice to the Company. The Company's contractual relationships with its major customers adversely affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the past, product orders from Nortel have fluctuated sharply and the Company does not currently sell any multicarrier power amplifiers ("MCPA") products to Nortel, which has adversely affected the Company's revenues and earnings. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will receive any orders for MCPA products from Nortel or other parties in the future. If the Company is unable to find other customers to generate demand for its new and existing products, the Company's revenues may be materially adversely impacted. If the Company were to lose Nortel, Verizon, Samsung, Cingular or any other major customer, or if orders by Nortel, Verizon, Samsung, Cingular or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

        During the three months ended June 30, 2002 and July 1, 2001, sales outside of the United States were 68% and 65%, respectively, of net revenues. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the next 12 months. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea, China, France and Brazil, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are predominantly priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may make the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company. In addition, a portion of the Company's international product revenues (primarily in China) and repair revenues (primarily in South Korea) are denominated in foreign currencies. Due to the long sales cycle, the Company may be unable to competitively adjust its prices to reflect fluctuations in the exchange rate, which may result in reduced revenues. In situations where the Company bills and receives local currencies, the Company may be restricted or impaired from exchanging the local currency into U.S. dollars due to expatriation laws or regulations in foreign countries which may adversely affect the Company's operations and financial condition.

        In September 2000, the Company completed the transfer of its power amplifier production to a contract manufacturer located in Thailand on a turnkey basis. In the quarter ended June 30, 2002, the Company completed the transfer of its power amplifier repair and product integration operations to the same contract manufacturer. Also during fiscal 2002, the Company transferred the production of a lower volume single carrier GSM product to a second contract manufacturer in Taiwan and Wuxi, China. In the future, the Company intends to subcontract MCPA products to this second contract manufacturer. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility to respond to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume and high quality manufacturing. In addition, the Company has introduced multiple products based on a common set of parts, in order to reduce the risk of future excess and obsolete inventory. The Company maintains responsibility for qualification of components, assembly processes and test procedures. In calendar 2001, the Company believed that the financial strength of this contract manufacturer may have become impaired due to the declaration of bankruptcy by its U.S. parent corporation. However, in July 2002, Benchmark Electronics, Inc, a provider of electronics manufacturing and design services, acquired the contract manufacturer.

        Demands from its customers drive the Company to frequently introduce and rapidly expand manufacturing volumes of its new products. This has caused the Company to experience high materials and manufacturing costs, including high scrap and material waste, significant materials obsolescence, labor inefficiencies and overtime expenses, inefficient material procurement and an inability to realize economies of scale. These high manufacturing costs and production interruptions have had an adverse effect on the Company's results of operations. In addition, the Company has made and expects to continue to make pricing commitments to original equipment manufacturer ("OEM") customers in anticipation of achieving manufacturing cost reductions from both product redesign and manufacturing improvements obtained from its contract manufacturers. There can be no guarantee that the Company's common platform or other manufacturing strategies will eliminate excess and obsolete inventory or improve production costs.

        Although the Company has transitioned substantially all of its manufacturing activities to an outside contract manufacturer, the Company still has significant fixed costs and is therefore dependent upon substantial revenues to achieve and maintain profitability.

        The merchant market for the Company's products is becoming increasingly competitive. The Company sells its power amplifier products in several countries where its competitors are already well established as suppliers. The Company competes with several merchant amplifier manufacturers for business from Nortel, Verizon, Samsung and Cingular. Major manufacturers of wireless communications equipment have elected to enter the merchant amplifier business and compete directly with the Company. In 2001, Lucent Technologies, Inc. ("Lucent"), formed and spun out Celiant Corporation ("Celiant"), which entered the merchant amplifier market. In June 2002, Andrew Corporation ("Andrew") acquired Celiant. This competition has resulted in, and will continue to result in reduced average selling prices for the Company's products, which accordingly will negatively impact gross margins.

  Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of the Company's critical accounting policies and estimates, please refer to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission. There have been no material changes in any of the Company's accounting policies since March 31, 2002.

Results of Operations

        The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues and gross margin on sales.

	Three Months Ended
	June 30, 2002	July 1, 2001
NET REVENUES	100.0%	100.0%

COSTS AND EXPENSES:
Cost of revenues	91.8	98.1
Research and development	29.4	19.5
Selling, general and administrative	20.2	15.4
Restructuring costs	—	2.3
Costs related to proposed acquisition by REMEC, Inc.	6.4	—

Total costs and expenses	147.8	135.3

OPERATING LOSS	(47.8)	(35.3)
INTEREST INCOME	3.6	2.9
INTEREST EXPENSE	—	—
OTHER INCOME	25.5	16.9

LOSS BEFORE INCOME TAXES	(18.7)	(15.5)
INCOME TAXES	0.2	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(18.9)	(15.5)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE—ADOPTION OF SFAS 133	—	1.6

NET LOSS	(18.9)%	(13.9)%

GROSS MARGIN ON SALES	8.2%	1.9%

        Net Revenues.    The Company's net revenues decreased 38% to $18.8 million for the three months ended June 30, 2002 from $30.4 million for the three months ended July 1, 2001. The decrease in net revenues was primarily due to lower demand and reduced average selling prices for the Company's single carrier power amplifier ("SCPA") legacy products, lower demand for the Company's Broadband products, and to a lesser degree, reduced average selling prices for some of the Company's MCPA products. MCPA product revenues increased 79% to $11.7 million for the three months ended June 30, 2002 from $6.5 million for the three months ended July 1, 2001, primarily due to the introduction of a new MCPA product in the three months ended December 31, 2001 and higher demand for the Company's MCPA products in Asia. SCPA revenues, primarily derived from sales to Nortel, one of the Company's major customers, decreased 72% to $6.1 million for the three months ended June 30, 2002 from $22.2 million for the three months ended July 1, 2001, primarily due to the replacement of SPCA products with MCPA products in certain of the customers' new product designs. Broadband revenues decreased 100% to zero for the three months ended June 30, 2002 from $576,000 for the three months ended July 1, 2001 due to the bankruptcy of the network operator that deployed the Company's broadband amplifiers.

        Cost of Revenues.    Cost of revenues consists primarily of turnkey amplifier costs for the Company's products, internal amplifier assembly and test costs, raw materials, manufacturing overhead and warranty costs. The Company's cost of sales decreased by 42% to $17.3 million for the three months ended June 30, 2002 from $29.9 million for the three months ended July 1, 2001. The decrease in cost of revenues was primarily due to lower sales and, to a lesser degree, decreased inventory obsolescence and lower of cost or market expense, from $2.6 million in the three months ended July 1, 2001 to $859,000 in the three months ended June 30, 2002.

        Gross margin on sales was 8% for the three months ended June 30, 2002 as compared to 2% for the three months ended July 1, 2001. The increase in gross margin as a percentage of net revenues was primarily due to the higher mix of MCPA product sales, which generate a higher gross margin than SCPA products, lower per unit manufacturing costs for SCPA and MCPA products and decreased inventory obsolescence and lower of cost or market expense from $2.6 million in the three months ended July 1, 2001 to $859,000 in the three months ended June 30, 2002, partially offset by the decline of average selling prices of products.

        Research and Development.    Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers. The Company's R&D expenses decreased by 7% to $5.5 million in the three months ended June 30, 2002 from $5.9 million in the three months ended July 1, 2001. As a percentage of net revenues, R&D expenses represented 29% of net revenues for the three months ended June 30, 2002 as compared to 20% of revenues for the three months ended July 1, 2001. R&D expenses for the quarter ended July 1, 2001 included $600,000 paid to Cree for product development efforts. No such costs were incurred in the quarter ended June 30, 2002. The increase in R&D expenses as a percentage of net revenues was due to lower revenues.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses decreased by 19% to $3.8 million in the three months ended June 30, 2002 from $4.7 million in the three months ended July 1, 2001. As a percentage of net revenues, SG&A expenses represented 20% of net revenues for the three months ended June 30, 2002 as compared to 15% of net revenues for the three months ended July 1, 2001. The absolute dollar decrease in SG&A expenses was primarily due to lower commissions associated with lower revenues and reduced general and administrative expenses as a result of cost reduction actions. The increase in SG&A expenses as a percentage of net revenues was due to lower revenues.

        Restructuring Costs.    In June 2001, the Company decided to transfer its power amplifier repair and product integration operations in Sunnyvale, California to contract manufacturers. In connection with the transfer, the Company recognized in the three months ended July 1, 2001 a restructuring charge of $686,000 for estimated severance costs related to organizational changes and a planned reduction in work force and the write off of property and equipment that had no future value to the Company. As of June 30, 2002, the Company had completed the transfer of the repair and product integration operations and terminated approximately 60 employees.

        Costs related to proposed acquisition by REMEC.    The Company and REMEC entered into a definitive merger agreement on May 19, 2002, pursuant to which REMEC will acquire the Company by issuing REMEC common stock, or if REMEC chooses, a combination of REMEC common stock and cash. During the three months ended June 30, 2002, the Company incurred approximately $1.2 million of legal, accounting and investment banking costs, which were directly attributable to the pending acquisition of Spectrian by REMEC.

        Interest Income.    Interest income for the three months ended June 30, 2002 decreased by 25% to $668,000 from $887,000 for the three months ended July 1, 2001. The decrease in interest income resulted from lower interest-bearing investment balances associated with lower average cash and cash equivalent balances and lower average interest rates.

        Interest Expense.    Interest expense for the three months ended June 30, 2002 decreased by 88% to $1,000 from $8,000 for the three months ended July 1, 2001. The decrease in interest expense was a result of reduced average borrowing levels due to repayments of capital lease obligations.

        Other Income.    Other income for the three months ended June 30, 2002 decreased by 7% to $4.8 million from $5.2 million for the three months ended July 1, 2001. Other income for the three months ended June 30, 2002 included a $5.0 million gain on the sale of UltraRF recognized as a result of fulfillment of the minimum purchase commitments for these periods to Cree under the Purchase and Supply Agreement, as amended, partially offset by a $199,000 loss on foreign exchange translation. Other income for the three months ended July 1, 2001 included a $7.5 million gain recognized on the sale of UltraRF, partially offset by a net $2.3 million loss associated with sales of Cree common stock and common stock options held by the Company.

        Income Taxes.    The Company did not record income tax expense except for minimum state taxes and foreign taxes in the three months ended June 30, 2002 and July 1, 2001. Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses, the Company provided a valuation allowance against deferred tax assets where the realization was uncertain. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that the net deferred tax asset will be recovered.

        Cumulative Effect of Change in Accounting Principle—Adoption of SFAS 133.    The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133") on April 1, 2001. In the three months ended December 31, 2000 and the three months ended July 1, 2001, the Company entered into various option arrangements known as a cashless collar, to hedge its investment in Cree common stock, which was acquired through the sale of UltraRF. The Company has designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 gain cumulative effect adjustment in earnings as of April 1, 2001.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS 142 on April 1, 2002. The adoption of SFAS 142 did not have a significant impact on the Company's financial position and results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a

Business", however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS 144 on April 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities"' ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the fourth quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Liquidity and Capital Resources

        The Company has financed its growth through sales of Company assets or subsidiaries, sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at June 30, 2002 consisted of cash and cash equivalents and short-term debt investments, which totaled $81.8 million, and bank borrowing arrangements.

        The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires in June 2003. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum cash and investment balances and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At June 30, 2002, the Company was in compliance with the covenants of the master agreement. The amount available to borrow at June 30, 2002 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at June 30, 2002 was 4.8% and 3.9%, respectively.

        The Company's working capital decreased by $2.9 million to $84.7 million as of June 30, 2002 from $87.6 million as of March 31, 2002. The decrease was primarily attributable to a $6.9 million decrease in cash and cash equivalents, a $2.0 million decrease in short-term investments, a $4.3 million decrease in accounts receivable as a result of lower sales, a $1.1 million decrease in net inventories primarily due to lower production levels associated with lower sales volumes and a $136,000 increase in income taxes payable, partially offset by a $5.0 million decrease in accounts payable which decreased proportionally with the lower production levels, a $1.6 million decrease in accrued liabilities and a $5.0 million decrease in deferred gain on the sale of UltraRF. The Company's short-term debt investments were principally invested in investment grade, interest-bearing securities.

        Cash used by operations was $8.2 million for the three months ended June 30, 2002 compared to $9.9 million for the three months ended July 1, 2001. Cash used by operations for the three months ended June 30, 2002 consisted of a $3.6 million net loss, a $5.0 million recognized non-cash gain from the sale of UltraRF, as the Company fulfilled the minimum purchase commitment per the Purchase and Supply Agreement, as amended, a $5.0 million decrease in accounts payable associated with lower production levels due to lower sales and a $1.6 million decrease in accrued liabilities, partially offset by a $1.1 million of depreciation and amortization expense, a $136,000 increase in income taxes payable, a $4.3 million decrease in accounts receivable as a result of lower sales, a $196,000 decrease in gross inventories primarily due to lower production levels associated with lower sales volumes, an $859,000 charge for inventory obsolescence and lower of cost or market expense and a $192,000 decrease in prepaid expenses and other assets.

        Cash used by operations for the three months ended July 1, 2001 consisted of a $4.2 million net loss, a $494,000 million non-cash cumulative-effect gain related to the adoption of SFAS 133, a $7.5 million recognized non-cash gain from the sale of UltraRF, a $9.2 million decrease in accounts payable due to lower production volumes associated with lower sales, a $7.2 million increase in inventories due to increased finished goods caused by a lower than expected revenue compared with the Company's revenue outlook, a $1.1 million increase in prepaid expenses and other assets, which were partially offset by a $12.6 million decrease in accounts receivable as a result of lower sales and improved days-outstanding ratio, a $2.3 million net loss on short-term investments, including Cree common stock and Cree common stock options, a $2.6 million charge for inventory obsolescence and lower of cost or market expense, a $1.3 million depreciation and amortization expense, a $483,000 loss on the sale and write-off of property and equipment and a $519,000 increase in accrued liabilities primarily due to the reserve for restructuring charges.

        The Company's investing activities during the three months ended June 30, 2002 provided cash of approximately $733,000 as compared to $24.3 million during the three months ended July 1, 2001. Cash provided by investing activities during the three months ended June 30, 2002 resulted primarily from $3.0 million from sale of short-term investments and $6.8 million from the maturities of short term investments, partially offset by $7.7 million in purchases of short-term investments and $1.3 million in purchases of property and equipment. Capital additions for the three months ended June 30, 2002 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

        Cash provided by investing activities during the three months ended July 1, 2001 resulted primarily from $11.8 million from maturities of short term investments and $23.1 million from sale of short-term investments, which included approximately $22.2 million generated from the sale of 739,000 shares of Cree common stock and $3.2 million from the release of restricted cash, which represented one-half of the amount held in escrow to secure the Company's representations, warranties and covenants related to the sale of UltraRF to Cree, partially offset by $13.0 million in purchases of short-term investments and $837,000 in purchases of property and equipment.

        The Company's financing activities during the three months ended June 30, 2002 provided cash of approximately $607,000 as compared to $922,000 during the three months ended July 1, 2001. Cash provided by financing activities during the three months ended June 30, 2002 and July 1, 2001, was the result of proceeds of $639,000 and $922,000, respectively, from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity.

Contractual Obligations and Commercial Commitments

        Capital Lease Obligations.    The Company entered into capital leases for test equipment for a 24-month lease term expiring from July to October 2002.

        Operating Leases.    During fiscal 1997, the Company sold its two principal facilities in Sunnyvale, California for approximately $16.4 million and leased the two facilities back under an operating lease. The lease expires in November 2011 and the quarterly rent payments are subject to Consumer Price Index adjustments on a tri-annual basis. The lease agreement provides that the Company would have the right of first refusal to purchase the properties upon certain conditions. In connection with the sale of UltraRF to Cree in December 2000, the Company subleased one of the two facilities under the operating lease to Cree for the remaining term of the lease under substantially the same terms and conditions as the Company's lease.

        In 1998, the Company entered into an operating lease for an ancillary 40,000 square foot manufacturing facility in Rocklin, California for a sixty month lease term expiring in June 2003. During the second quarter of fiscal 2000, the Company subleased its Rocklin facility to The Gap, Inc. for the remainder of the Company's lease term.

        The Company also leases facilities in Folsom, California; Quincy, Illinois; Bellevue, Washington; Korea, China and Brazil to support its administrative, development, manufacturing, repair, and sales and marketing activities.

        Purchase Commitments with Cree.    In December 2000, the Company and Cree entered into the Purchase and Supply Agreement under which the Company was obligated to purchase from Cree an aggregate of $58.0 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. As of June 30, 2002, the remaining purchase commitment was $16.3 million.

        Purchase Commitments with Subcontract Manufacturers.    The Company provides a six month rolling forecast of finished goods requirements to its subcontract manufacturers monthly for planning and long-lead time parts procurement purposes only. The Company issues purchase orders to the subcontract manufacturers with delivery dates from four to twelve weeks from the purchase order date. Once a purchase order is accepted by the subcontract manufacturer, the Company is committed to accept delivery of the amplifiers or reimburse the subcontract manufacturer for costs incurred to date. The subcontract manufacturers procures raw materials and schedules labor needed to manufacture the Company amplifiers based on the forecasts and standard purchase orders. In the past, the Company has reimbursed the subcontract manufacturers for the cost of long-lead time parts and other raw material costs that had been incurred by the subcontract manufacturers because of the reduction in purchase orders and forecasted quantities. The subcontract manufacturers also maintain inventory levels to repair the Company amplifiers. At June 30, 2002, total accepted and unfulfilled purchase orders to procure completed amplifiers and amplifier repair services totaled $3.6 million. At June 30, 2002, the subcontract manufacturers had $11.2 million of materials on hand and an additional $4.5 million of purchase commitments to buy raw materials to fulfill the accepted purchase orders, forecasted requirements and repair requirements from the Company. At June 30, 2002, the Company estimated that $1.3 million of the purchase commitments made by the subcontract manufacturers were non-cancelable.

        Other Purchase Commitments.    During its normal course of business, the Company also issues purchase orders to procure components, materials and services from other vendors. As of June 30, 2002, the Company's outstanding purchase commitments with vendors other than Cree and its subcontract manufacturers totaled approximately $5.3 million.

        Royalty Commitments.    On November 15, 2001, the Company entered into an agreement (the "License Agreement") with Paragon to license certain technology that can be used in the design of RF power amplifiers. Under the terms of the License Agreement, the Company may be required to pay a royalty to Paragon based upon revenues of products that incorporate the licensed technology ("Royalty Fee"). If the Company elects to license the technology provided by Paragon, the Company must make quarterly advance royalty payments beginning August 2002 through August 2004 in amounts ranging from $50,000 to $125,000 per quarter. To the extent the cumulative advance royalty payments exceed the cumulative Royalty Fee, the Company is entitled to apply such excess to reduce the Royalty Fee otherwise payable under the agreement in future periods.

        Future payments under all royalty commitments, purchase commitments, capital leases, non-cancelable operating leases and sublease income under these operating leases as of June 30, 2002 are as follows (in thousands):

	Amounts Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital lease obligations	$34	$—	$—	$—	$34
Operating leases	2,826	4,541	4,489	9,098	20,954
Minimum Royalty commitments with Paragon	400	200	—	—	600
Minimum Purchase commitments with Cree	16,250	—	—	—	16,250
Purchase commitments with subcontract manufacturers	12,542	—	—	—	12,542
Other purchase commitments	5,266	—	—	—	5,266

Total commitments	$37,318	$4,741	$4,489	$9,098	$55,646

Sublease income	$1,353	$1,814	$1,814	$4,006	$8,987

        In September 2001, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. Repurchases may be made in the open market at times and prices considered appropriate by the Company's management. As of June 30, 2002, the Company had bought back 293,700 shares of its common stock at an average per share price of $9.80 for approximately $2.9 million. The Company did not repurchase any shares of its common stock in the three months ended June 30, 2002.

        The Company anticipates spending approximately $5.0 million over the next 12 months for capital additions primarily to support manufacturing production, test requirements and development projects.

        Based on the Company's current working capital position and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next 12 months. However, there can be no assurance that future events will not require the Company to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect cash flow from operations and as a result, the Company's need to seek additional short-term and long-term borrowings or capital, include:

  •
  the declining average selling prices of our products;

  •
  lower capital spending by network operators as a result of economic conditions and weakness in the telecommunication sector;

  •
  reliance on a few customers for a majority of revenues;

  •
  economic conditions in foreign countries;

  •
  customer demand for our products;

  •
  unanticipated research and development expenses associated with new product introductions; and

  •
  acquisitions.

        The risks associated with the Company's business and operations also have a significant impact on the Company's liquidity. See "Risks Related to the Proposed Merger" and "Risks Related to Ongoing Operations" in this section for further discussion on the risks of the Company's business and operations.

Related Party Transactions

        Sales to Cingular Wireless LLC.    For the three months ended June 30, 2002 and the three months ended July 1, 2001, Cingular purchased approximately $2.6 million and $29,000 of MCPA products from the Company, respectively. Robert W. Shaner, President of Wireless Operations for Cingular, has served as a member of the Company's board of directors since April 1999.

        Outsourced Stock Option Administration Services.    In May of 2000, Spectrian entered into a non-binding arrangement with Montgomery Financial Services Corp. ("MFS"). MFS provides on-site stock option administration services to the Company. Henry C. Montgomery, Chairman of the Board of MFS, has served as a member of the Company's board of directors since November 2000. For the three months ended June 30, 2002 and July 1, 2001, the Company purchased services in the amount of $11,000 and $13,000, respectively, from MFS.

        Investment in ArrayComm, Inc.    In July of 1998, Spectrian purchased 222,222 shares of Series D preferred stock at $4.50 per share of ArrayComm, Inc. ("ArrayComm"). The total investment in Arraycomm was $1.0 million. ArrayComm is a privately held company that develops antenna-based wireless communications and broadband internet access technologies. Martin Cooper, Chief Executive Officer of ArrayComm, has also served as a member of the Company's board of directors since January 1994.

Factors Affecting Future Operating Results

Risks Related to the Proposed Merger

        Fluctuations in Merger Consideration.    Upon completion of the merger, each share of the Company's common stock will be converted into the right to receive $14.00 of REMEC common stock, provided that at REMEC's election, REMEC may offer a certain portion of the merger consideration in cash. REMEC may make this election at any time prior to the fifth business day prior to the special meeting of the Company's stockholders. If REMEC elects not to pay any cash in the merger, the number of shares of REMEC common stock that will be issued for each share of the Company's common stock shall be equal to $14.00 divided by the average closing price of REMEC common stock during the ten trading days ending on and including the second trading day prior to the special meeting of the Company's stockholders. However, if the average closing price is greater than $10.50 then REMEC shall issue 1.33333 shares of its common stock for each share of the Company's common stock, and if the average closing price is less than $7.00 then REMEC shall issue 2.0 shares of its common stock for each share of the Company's common stock. Since the market price of REMEC's stock will fluctuate and since REMEC may elect to pay cash as merger consideration, the Company's stockholders will not know the final exchange ratio until after the market closes on the second trading day prior to the Company's special stockholder meeting. Accordingly, the specific number of shares of REMEC common stock that the Company's stockholders will receive in the merger will depend upon the market price of REMEC's common stock at the time the closing of the merger. This price may fluctuate substantially. In addition, the Company is not permitted to withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of REMEC's common stock or the Company's common stock. The share prices of REMEC and the Company's common stock are subject to the general price fluctuations in the market for publicly traded equity securities, and the prices of both companies' common stock have experienced significant volatility in the past. The Company urges its stockholders to obtain recent market quotations for its common stock and for REMEC's common stock. The Company cannot predict or give any assurances as to the respective market prices of the Company's or REMEC's common stock at any time before or after the closing of the merger, or that the Company's stockholders will receive exactly $14.00 for each share of the Company's common stock.

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

        Impairment of Existing Relationships.    The public announcement of the merger could substantially impair the Company's important business relationships. Customers and suppliers could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements, as a result of the pending merger. In addition, key employees may decide to terminate their employment due to the pending merger or other employees may experience uncertainty about their future role with the combined company, which could adversely affect the Company's ability to retain key management, marketing, sales and technical personnel.

        Merger Related Costs.    The Company estimates that it will incur direct transaction costs of approximately $3.7 million in connection with the proposed merger, which will be expensed in the quarter in which they are incurred, reducing the Company's earnings or increasing its loss for that period. A substantial amount of these costs will be incurred whether or not the merger is completed. For the three months ended June 30, 2002, the Company incurred approximately $1.2 million of legal, accounting and investment-banking fees associated with the merger.

        The Company believes that the combined entity may incur charges to operations, such as costs associated with combining the businesses of the two companies, restructuring and integration costs,

which currently cannot be estimated reasonably, in the quarter in which the merger is completed or the following quarters to reflect costs associated with integrating the Company into REMEC. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. In addition, a portion of the merger related costs will be included in the purchase price and capitalized as an element of goodwill. Goodwill is required to be tested for impairment at least annually and the combined company will be required to record a charge to earnings in any period that impairment of goodwill is determined.

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

        Regulatory Approvals of Merger.    As a condition to the obligations of the Company and REMEC to complete the merger, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 must have expired or been terminated and the Securities and Exchange Commission must have declared effective a registration statement pursuant to which the Company's stockholders would be solicited to vote on the proposed merger. The Company and REMEC have made the required filings under the Hart-Scott-Rodino Act with the Department of Justice and the Federal Trade Commission and the parties were notified on June 14, 2002, that the waiting period had been terminated. REMEC filed its registration statement with the Securities and Exchange Commission on June 21, 2002. There can be no assurance that the Securities and Exchange Commission will declare REMEC's registration statement effective in a timely manner. Even if regulatory approvals are obtained, any federal, state or foreign governmental entity or any private person may challenge the merger at any time before or after its completion.

        Failure to Complete the Proposed Merger.    If the proposed merger is not completed, the Company may be subject to the following material risks, among others:

  •
  the Company may be required to pay REMEC a termination fee of $6.0 million upon the occurrence of certain events;

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

        In addition, while the merger agreement is in effect and subject to certain limited exceptions, the Company is generally prohibited from soliciting, initiating, knowingly encouraging, or knowingly inducing or participating in any discussions regarding a proposal to enter into any business combination with any party other than REMEC.

Risks Related to Ongoing Operations

        Customer Concentration; Dependence on Nortel, Verizon, Samsung and Cingular.    The wireless infrastructure equipment market is dominated by a small number of large OEMs and wireless network operators, including Ericsson Wireless Communications, Inc., Nokia OY, Lucent, Motorola Corporation, Samsung, Nortel, Verizon, Cingular and Siemens AG. The Company's revenues are derived primarily from sales to a limited number of customers, in particular, Nortel, Verizon, Samsung and Cingular. Furthermore, a substantial portion of the Company's revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize, by deferrals or cancellations of orders as a result of changes in customer requirements, and from the timing of the build out of new wireless networks. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel. In addition, the Company's sales to Verizon, Samsung and Cingular are generally made on the basis of purchase orders rather than long-term purchase commitments and any of these customers may cancel or defer its purchase orders without advanced notice to the Company. The Company's contractual relationships with its major customers may adversely affect the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Nortel, Verizon, Samsung or Cingular or any material reduction in pricing without significant offsets would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in fiscal 2002, product orders from Nortel fell substantially and the Company does not currently sell any MCPA products to Nortel, which has adversely affected the Company's business. There can be no assurance that the Company will receive any product orders for MCPA products or any other products from Nortel in the future. If the Company's current or new customers do not generate sufficient demand for the Company's new products to replace prior demand from Nortel, the Company's business, financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Nortel, Verizon, Samsung, Cingular or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the network operator market has been and is expected to continue experiencing an industry consolidation, which has and will continue to have a negative impact on the Company's ability to diversify its customer base. Wireless infrastructure equipment OEMs have come under increasing price pressure from wireless network operators, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Nortel, Verizon, Samsung, Cingular and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

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

changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; shortages of key supplies; the long sales cycles associated with the Company's products; the timing and level of product and process development costs; changes in inventory levels; the relative strength or weakness of international financial markets and the financial strength of domestic financial markets. Anticipated orders from the Company's customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the past has caused significant fluctuations in the Company's product sales. For the three months ended June 30, 2002 and fiscal 2002 when compared to the three months ended July 1, 2001 and fiscal 2001, respectively, the Company experienced a significant sales decline as a result of delays and reductions in capital spending by the Company's customers. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will experience in the future the same annual revenue growth that it did in fiscal 2001 and 2000. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. At June 30, 2002, the Company had a relatively high level of inventory on hand. Consequently, if customer demand falls below the Company's forecast, it may experience charges related to excess and obsolete inventory or be required to reduce the carrying value of inventory to the lower of cost or market. The Company is not currently profitable and there can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis in the future. For example, in the three months ended June 30, 2002 and fiscal 2002, the Company incurred inventory obsolescence expenses and loss on adverse purchase commitments of $859,000 and $11.7 million, respectively, due to lower than expected customer demand. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's common stock would be materially adversely affected.

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

        Declining Average Sales Prices.    The Company has experienced, and expects to continue to experience, declining average sales prices for all of its products, especially its SCPAs, and in all geographical markets. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless network operators, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among merchant amplifier suppliers has increased the downward pricing pressure on the Company's products and certain customer contracts have pricing terms that allow these customers to purchase the Company's products at the lowest available market price. Since wireless infrastructure equipment manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions. If the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

        Product Quality, Performance and Reliability.    The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Power amplifiers as complex as those offered by the Company may encounter development delays and may contain undetected defects or failures. The Company has from time to time in the past experienced product quality, performance and reliability problems. In addition, the Company's MCPA products have a higher statistical probability of malfunction than its SCPA products due to their greater complexity. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future that may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Purchase and Supply Agreement with Cree.    In connection with the Company's completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement with UltraRF, a subsidiary of Cree. Pursuant to the Purchase and Supply Agreement, as amended, the Company is committed to purchase and accept delivery from UltraRF of $54.8 million of semiconductors over a 30-month period starting January 2001. As of June 30, 2002, the Company's remaining purchase commitment was $16.3 million. The quarterly purchase commitment is $5.0 million for the quarters ended September 29, 2002, December 29, 2002 and March 31, 2003 and $1.3 million for the quarter ended June 29, 2003. The Company's need for UltraRF components during a quarter may be insufficient to satisfy its minimum commitments for such quarter. In such event, the Company would be obligated to purchase excess inventory that it may never utilize or to pay a shortfall surcharge in cash, either of which could have a material adverse effect on the Company's business, financial condition and cash flow.

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

        Sole or Limited Sources of Products, Materials and Services.    The Company currently procures from single sources certain of its power amplifier assemblies, specialized semiconductors, components and services for its products. The Company purchases these products, components and services on a purchase order basis, generally does not carry significant inventories of these components and does not have any long-term supply contracts with its sole source vendors. In fiscal 2001, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is longer than the committed delivery schedule of some of its customers, such as Nortel. In addition, the Company completed the transfer of its power amplifier repair and product integration operations in June 2002. As a result of this transfer, the Company no longer has significant amplifier repair capacity. Additionally, as a result of the sale of UltraRF to Cree, the Company no longer manufactures bipolar and LDMOS RF power semiconductors, which are critical components in the Company's power amplifier products. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing and repair services strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components and reliance on the financial strength and continued relationship with the contract manufacturer. In calendar 2001, the Company believed that the financial strength of the Company's primary sole source contract manufacturer may have become impaired due to the declaration of bankruptcy by its U.S. parent corporation. However, in July 2002, Benchmark Electronics, Inc, a provider of electronics manufacturing and design services, acquired the contract manufacturer. If the Company were to change any of its sole source vendors or contract manufacturer, the Company would be required to requalify its components with each new vendor or contract manufacturer, respectively, as well as with each of its customers. Any inability of the Company to obtain timely deliveries of components, repair services, assembled amplifiers or RF power semiconductors of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

        Risks of International Sales.    The Company operates in an international market and expects that sales outside of the United States will continue to account for a significant percentage of the Company's total revenues for the next 12 months. These sales involve a number of inherent risks, including terrorist attacks on U.S. companies, imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors, representatives, vendors and customers, reduced protection of intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, where the Company sells its products in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are priced in local currencies. Where the Company sells its products in foreign currencies, the Company may be unable to increase or decrease the prices for its products in a timely fashion to reflect fluctuations in the exchange rate which would reduce the competitiveness of the Company's prices and result in lower revenues. Furthermore, foreign governments or regulatory bodies may in the future impose currency restrictions or controls which would impair or prohibit the Company's ability to exchange its funds from foreign currencies into U.S. dollars, thereby adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations, and the Company has determined not to engage in hedging activities to mitigate any of these risks.

        The Company anticipates that turmoil in financial markets and the deterioration of the underlying economic conditions in certain countries where the Company has significant sales may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced funding of wireless infrastructure by domestic governments, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access equity financing. A substantial majority of the Company's products are sold to OEMs who incorporate the Company's products into systems sold and installed to end-user customers. These OEMs are not required by contract and do not typically provide the Company with information regarding the location and identity of their end-user customers, and therefore the Company is not able to determine what portion of its product sales have been or future orders will be incorporated into OEM sales to end-users in countries experiencing financial market turmoil or deterioration of economic conditions. Furthermore, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communication networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems is delayed for any reason, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Market for the Company's Products is Highly Competitive.    The wireless communications equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The ability of the Company to compete successfully and achieve profitability depends in part upon the rates at which wireless equipment OEMs incorporate the Company's products into their systems and the Company captures market share from other merchant suppliers. The Company's major OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. There can be no assurance that these OEM customers will incorporate the Company's products into their systems or that in general they will continue to rely, or expand their reliance, on external sources of supply for their power amplifiers. These customers and other large manufacturers of wireless communications equipment could also elect to enter the merchant market and compete directly with the Company, and at least two OEMs, NEC Corporation and Lucent, have already done so. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

        The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include, Andrew, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co. Ltd., Mitsubishi Corporation, Matsushita Electric Industrial Co., Ltd. (doing business as "Panasonic"), Paradigm Communications, Inc., Powerwave and REMEC. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

        Risk of Licensed or Acquired Technologies.    The wireless communications equipment industry is very competitive, and as such, the Company's growth is substantially dependent upon its ability to enhance its existing products and introduce new products on a timely basis. The Company has addressed in part its need to improve existing products and develop new products through the licensing of externally developed technologies and through the acquisition of such technologies by investing in other companies. The licensing or acquisition of externally developed technologies involves certain risks including difficulties in integrating the third party's technology into the Company's products, lack of control over the reliability, timely delivery and quality of such technology and the failure of the Company to realize additional revenue associated with such technology which can offset the license payments, the initial investment and related costs of such technology. If any of these risks materialize, the Company's license agreements or investments in externally developed technologies may not be financially successful and may adversely affect the Company's business, operating results and financial condition.

        Uncertain Protection of Intellectual Property.    The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents on inventions resulting from its ongoing research and development activities. There can be no assurance that the Company's pending patent applications will be granted or that the issued or pending patents will not be challenged or circumvented by competitors. In addition, the Company assigned 20 of its United States patents and 4 of its foreign patents to Cree in connection with the sale of UltraRF. Cree granted the Company a non-exclusive, royalty-free license to each of these patents; however, there can be no assurance that Cree will adequately protect this proprietary information. The Company generally enters into confidentiality and nondisclosure agreements with its employees, suppliers, customers and potential customers and limits access to and distribution of its proprietary technology. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the

Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

        Risk of Third Party Claims of Infringement.    The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, suspend the manufacture of products or expend significant resources to develop noninfringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company remains liable for any potential claims, losses or expenses incurred by Cree as a direct or indirect result of any inaccuracy or breach of the intellectual property, taxes or environmental representations and warranties made by the Company in connection with the sale of UltraRF. The Company's liability for any such claim, loss or expense is unlimited, and therefore the filing of such a claim against Cree or the Company could materially adversely affect the Company's financial condition.

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

        Government Regulation of Communications Industry.    RF transmissions and emissions, and certain equipment used in connection with RF transmission or emissions are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless network operators to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. For example, recently enacted laws and regulations which prohibit or restrict the use of hand held cellular telephones while operating a motor vehicle may have a material adverse affect on the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. Recently, the auction of new frequency spectrums has been delayed by the FCC. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. However, the delays inherent in this governmental approval process and the current uncertainty surrounding the ownership and allocation of wireless spectrum licenses have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the FCC auction of spectrum licenses and the installation of communications systems by the Company's OEM customers. These delays have had in the past, and in the future may have, a material adverse effect on the sale of products by the Company to such OEM customers.

        Environmental Regulations.    The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances could subject the Company to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company is liable for any potential claim, loss or expense incurred by Cree as a result of any inaccuracy or breach of the environmental representations and warranties made by the Company in connection with the sale of UltraRF.

        Dependence on Key Personnel.    The nature of the Company's business and the industry in which it operates, including significant fluctuation in revenue levels, has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage the volatile nature its business effectively will require it to attract, motivate, manage and retain new employees successfully, to integrate new employees into its overall operations and to retain the continued service of its key technical, marketing and management personnel, and to continue to improve its operational, financial and management information systems. Although the Company has employment contracts with several of its executive officers, these agreements do not obligate such individuals to remain in the employment of the Company. The Company does not maintain key person life insurance on any of its key technical personnel. The competition for such personnel is intense. The Company has experienced loss of key employees in the past and could in the future. Such losses could have a material adverse effect on the Company.

        The Company's ability to manage the volatile nature of its business will require it to continue to invest in its operational, financial and management information systems, procedures and controls. Failure to do this effectively would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may, from time to time, pursue the acquisition of other companies, technology, assets or product lines that complement or expand its existing business. The Company may also, from time to time, pursue divestitures of existing operations, technology or assets. Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results. These risks include the diversion of management's attention from day-to-day business, the fluctuation of operating results due to the timing of charges for costs associated with acquisitions or divestitures, the difficulty of combining and assimilating the operations and personnel of the acquired companies, the difficulty of separating a divested operation from the remaining operations, charges to the Company's earnings as a result of the purchase of intangible assets, and the potential loss of key employees as a result of an acquisition or divestiture. Should any acquisition or divestiture take place, the Company can give no assurance that this transaction will not materially and adversely affect the Company or that any such transaction will enhance the Company's business.

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

        Volatility of Stock Price.    The market price of the Company's stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, reliance on single source vendors, reliance on outsource manufacturing, the timing difference between its customers' requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, concentration of stock ownership by a few entities resulting in a low float of the Company's common stock in the public market, a significant short interest ownership position in the Company's common stock, general market conditions and other factors. The market price of the Company's common stock has ranged from a low of $6.07 to a high of $16.05 during the period from April 1, 2002 to July 31, 2002. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's common stock has fluctuated significantly in the past.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company develops products in the United States and markets its products in North America, South America, Europe and the Asia-Pacific region. Thus, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As the Company's sales are primarily denominated in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets. In addition, a portion of the Company's international product revenues (primarily in China) and repair revenues (primarily in South Korea) are denominated in foreign currencies. In situations where that the Company bills and receives local currencies, the Company may be restricted or impaired from exchanging the local currency into U.S. dollars due to expatriation laws or regulations in foreign countries which would adversely affect the Company's operations and financial condition. As of June 30, 2002, the recorded values of cash and accounts receivable in Chinese Yuan and Korean Won were $1.9 million and $557,000, respectively, in the aggregate.

        The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year up to five years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at June 30, 2002 and March 31, 2002 (dollars in thousands).

	June 30, 2002	March 31, 2002
Average fixed interest rate	2.8%	3.6%

Amortized cost	$46,328	$48,374

Fair value	$46,591	$48,585

Contractual maturity dates:
Less than 1 year	$9,296	$13,466
1 to 5 years	37,295	35,119

	$46,591	$48,585

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

        A putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara on May 28, 2002, captioned Vogel v. Shaner, et al., Case No. CV808140. The complaint names six of the Company's directors and its chief executive officer as defendants. In the complaint, the plaintiff alleges that the defendants violated their fiduciary duties owed to the Company's stockholders, including their duties of loyalty, good faith and independence, by engaging in self-dealing in the merger transaction with REMEC. This violation allegedly stemmed from the defendants' failure to properly value the Company in the merger and due to conflicts of interest. The plaintiff purportedly brought his action on behalf of Company stockholders who are or would be harmed by the alleged conduct. The case seeks declaratory, injunctive and other forms of relief. The Company and the defendant directors and officer believe that the lawsuit is without merit and intends to defend the case vigorously.

ITEM 5. OTHER INFORMATION

        In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services in the three months ended June 30, 2002 that were performed by PricewaterhouseCoopers, LLP, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The non-audit services in the three months ended June 30, 2002 were each considered by the Company to be audit-related services which are closely related to the financial audit process.

        During the quarterly period covered by this filing, PricewaterhouseCoopers LLP was engaged for the following non-audit services: (1) tax preparation and advice services and (2) services related to due diligence reviews in connection with the Company's proposed merger with REMEC, Inc. and preparation of Securities and Exchange Commission filings in connection with such merger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

Exhibit Number	Description
10.56†	Master Supply Agreement dated as of August 14, 2001 by and between Registrant and Cingular Wireless L.L.C.
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

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

SPECTRIAN CORPORATION (Registrant)
By:	/s/ THOMAS H. WAECHTER Thomas H. Waechter President, Chief Executive Officer and Director (Authorized Officer and Principal Executive Officer)
By:	/s/ MICHAEL D. ANGEL Michael D. Angel Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 14, 2002

QuickLinks

SPECTRIAN CORPORATION FORM 10-Q INDEX FOR QUARTER ENDED JUNE 30, 2002
PART I—FINANCIAL INFORMATION
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
SPECTRIAN CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES