Form 10-K/A
period 2002-03-31
SPECTRIAN CORP /CA/
filed 2002-11-13
CIK 925054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (the "Form 10-K") of Spectrian Corporation and is being filed to amend Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview", "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments" to clarify and refine certain disclosures, to amend the consolidated statements of cash flows filed pursuant to Part IV Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to show separately proceeds from sale of short-term investments and proceeds from maturities of short-term investments, to add certifications of the Company's Chief Executive Officer and Chief Financial Officer in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 and to amend Exhibit 99.3 "Certification of Chief Executive Officer and Chief Financial Officer" pursuant to the Sarbanes-Oxley Act of 2002. The Amendment contains no other changes to the Form 10-K. In order to preserve the nature and character of the disclosures as of June 14, 2002, the date on which the annual report on Form 10-K for the fiscal year ended March 31, 2002 was originally filed, no attempt has been made in this Form 10-K/A to modify or update such disclosures except as mentioned in the preceding sentence.

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

        On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree, Inc. ("Cree") pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of common stock of Cree plus common stock with a guaranteed realizable value of $30 million, less $1,141,000 owed by the Company to Cree due to a change in the net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree are entered into a supply agreement ("the Purchase and Supply Agreement"), under which the Company was obligated as of December 29, 2000 to purchase from Cree an aggregate of $58 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003 thereby relieving the Company of $3.3 million of its purchase obligations from Cree primarily because Cree was not able to deliver certain products meeting certain specifications. To the extent that Cree is unable to meet delivery commitments in the future, the Company will be relieved of its purchase commitments without making any purchases of semiconductors or paying cash. The Company has an alternative supplier for the products that Cree was unable to supply. As of March 31, 2002, the remaining purchase commitment is $21.3 million. In the event Spectrian fails to make these purchases, it is obligated either to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall in cash. Accordingly, Spectrian deferred $58 million of the gain on sale of UltraRF, which represented the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing it in periods as the related purchase commitments to Cree are being discharged. The Company recognized $30.0 million and $6.8 million of the deferred gain for the year ended March 31, 2002 ("fiscal 2002") and the year ended March 31, 2001 ("fiscal 2001"), respectively. Spectrian and Cree also entered into a one-year joint development agreement to develop advanced technologies related to laterally diffused metal oxide semiconductors ("LDMOS"), linear high gain LDMOS driver modules, high efficiency LDMOS power modules and SiC MESFET components. The joint development agreement expired on December 29, 2001. Following the close of the sale of UltraRF, the Company no longer has revenues related to the sale of UltraRF products to third party customers. Additionally, as a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products have increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as was the case historically.

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

        A substantial portion of the Company's revenues in the past have resulted from sales of a limited number of the Company's single carrier products to Nortel. The Company does not currently sell any MCPA products to Nortel, which has adversely affected the Company's business. The Company expects to replace its Nortel business with sales of MCPA products to network operators and other OEM customers. The Company has a limited history of selling products to some of these customers. Additionally, the telecommunications industry has been experiencing difficult economic conditions which has adversely impacted the Company's operations. During fiscal 2002, the Company was unable to fully offset the decline in Nortel revenues with growth in revenues from network operators or OEM customers which resulted in an overall decline in sales of 30%. In response to the decline in its revenues, the Company has taken actions to restructure its operations and to reduce its operating costs. However, such actions did not result in a proportionate decline in costs to the sales decline and accordingly the Company's results for fiscal 2002 were adversely impacted. If the Company is unsuccessful in growing its business with network operators and OEM customers to replace its prior demand from Nortel, the Company's business, financial condition and results of operations would be materially adversely affected. Further, if the Company were to lose Nortel, Verizon, Samsung, Cingular or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected.

        During fiscal 2002, fiscal 2001 and fiscal 2000, net revenues from outside of the United States were 66%, 78% and 87%, respectively. Net revenues from Canada and France declined by 70% and 80%, respectively, from fiscal 2001 to fiscal 2002. These declines were primarily due to the decline in sales to Nortel. The Company expects that sales outside of the United States will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea, China, France and Brazil, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are predominantly priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may have the effect of making the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company. In addition, a portion of the Company's international product revenues (primarily in China) and repair revenues (primarily in South Korea) are denominated in foreign currencies. Due to the passage of time between the pricing and sale of its products, the Company may be unable to competitively adjust its prices to reflect fluctuations in the exchange rate which may result in reduced revenues. In the circumstances that the Company bills and receives local currencies, the Company may be restricted or impaired from exchanging the local currency into U.S. dollars due to expatriation laws or regulations in foreign countries which would adversely affect the Company's operations and financial condition.

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

        The Company's working capital decreased by $17.4 million to $87.6 million as of March 31, 2002 from $104.9 million as of March 31, 2001. The decrease was primarily attributable to a $25.5 million decrease in cash and cash equivalents, restricted cash and short-term investments, a $9.4 million decrease in accounts receivable, a $3.8 million decrease in deferred tax asset, a $709,000 decrease in prepaid expenses and a $251,000 increase in accrued liabilities, partially offset by a $5.4 million increase in net inventories due to procurement of inventory to meet targeted sales levels that were not achieved, a $1.3 million increase in income tax receivable, $4.9 million decrease in accounts payable, a $543,000 decrease in income tax payable and a $10.3 million decrease in short-term deferred gain as a result of recognizing $30.0 million of the deferred gain on the sale of UltraRF from the fulfillment and reduction of the minimum purchase commitments to Cree per the Purchase and Supply Agreement, as amended, partially offset by the reclassification of $19.7 million from long-term deferred gain to short-term deferred gain. The Company's working capital increased by $25.5 million to $104.9 million as of March 31, 2001 from $79.4 million as of March 31, 2000. The increase was primarily attributable to the $93.4 million in proceeds received for the sale of UltraRF, less the unrealized loss on the market value of Cree common stock of $23.1 million and the short-term portion of the deferred gain on the sale of UltraRF of $31.6 million at March 31, 2001, a $3.8 million increase in accounts receivable, and the recognition of a deferred tax asset of $3.8 million, which were partially offset by a decrease in inventories of $12.3 million due to the transfer of manufacturing to a subcontract manufacturer in Thailand and the sale of UltraRF and an increase in accounts payable, accrued liabilities and income taxes payable of $8.1 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities, Cree common stock and options, which were sold from January 2001 through September 2001, and United States government bonds and notes.

        Cash used by operations was $28.3 million for fiscal 2002 compared to cash provided by operations of $10.2 million for fiscal 2001 and cash used by operations of $14.9 million for fiscal 2000.

        Cash used by operations in fiscal 2002 was principally the result of a $20.4 million net loss, a $30.0 million non-cash recognized gain from the fulfillment and reduction of the minimum purchase commitments to Cree per the Purchase and Supply Agreement, as amended, a $5.4 million increase in net inventories due to procurement of inventory to meet targeted sales levels that were not achieved, a $4.9 million decrease in accounts payable, a $1.3 million increase in income tax receivable and a $543,000 decrease in income taxes payable, partially offset by a $13.0 million realized loss from the sale of short-term investments which resulted from the liquidation of all Cree common stock and options held as of March 31, 2001, a $9.2 million decrease in accounts receivable due to reduced revenues in fiscal 2002, $5.3 million of depreciation and amortization expense, a $3.8 million decrease in deferred tax asset due to receipt of income tax refunds of about $1.8 million, reclassification of $1.3 million to income tax receivable and reduction of income tax payable by $694,000, a $956,000 loss on disposal of property and equipment, a $1.2 million decrease in prepaid expenses and other assets and a $498,000 increase in accrued liabilities.

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

        The Company anticipates spending approximately $5.0 million over the next twelve months for capital additions primarily to support manufacturing production and test requirements and development projects. The Company's level of future spending on capital additions will be primarily dependent upon the pace of technology advances within the telecommunications sector and the associated amounts of research and development.

        Based on the Company's current working capital position and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next twelve months. However, there can be no assurance that future events will not require the Company to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect cashflow from operations and as a result, the Company's need to seek additional short-term and long-term borrowings or capital include:

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

  3.
  Exhibits.

Exhibit Number	Description
2.1(16)	Agreement and Plan of Merger and Reorganization dated May 19, 2002 by and among the Registrant, REMEC, Inc. and Reef Acquisition Corp.
3.5.1*	Amended and Restated Certificate of Incorporation of Registrant.
3.6(7)	Amended and Restated Bylaws of Spectrian Corporation (a Delaware Corporation) dated June 9, 2000
4.1.1(4)	Letter Agreement to amend Preferred Shares Rights Agreement dated as of January 15, 1997 between the Registrant and Kopp Investment Advisors, Inc.
4.1.2(7)	Letter Agreement to amend Preferred Shares Rights Agreement dated as of February 16, 2000 between Kopp Investment Advisors, Inc. and Registrant.
4.1.3(14)	Third Amended and Restated Preferred Shares Rights Agreement dated as of January 18, 2001 between the Registrant and Mellon Investor Services, L.L.C.
4.1.4(15)	First Amendment to Rights Agreement dated May 17, 2002 between the Registrant and Mellon Investor Services, L.L.C.
10.2(10)	1992 Stock Plan, as amended.
10.4(6)	1994 Director Option Plan and form of agreement thereunder.

10.13†(1)	Hardware Supply Agreement dated April 6, 1995 between Northern Telecom Limited and Registrant.
10.16(2)	Purchase and Sale Agreement between Metropolitan Life Insurance Company and Registrant.
10.22(3)	Lease Agreement dated November 19, 1996 between the Registrant and SPEC (CA) QRS 12-20, Inc.
10.23(3)	Bill of Sale dated November 19, 1996 by the Registrant to SPEC (CA) QRS 12-20, Inc.
10.26(5)	Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
10.27(5)	Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
10.28(17)	Stock Option Agreement dated November 26, 1997 between Registrant and Garrett A. Garrettson.
10.39(7)	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant.
10.40.1(11)	Form of Change in Control Severance Agreement between the Registrant and Thomas A. Jones, Robert D. Lyells, Joseph M. Madden, Harry W. Oh, David S. Piazza and Donald W. Sinnar.
10.40.2(11)	Change in Control Severance Agreement between the Registrant and Thomas H. Waechter.
10.40.3(11)	Change in Control Severance Agreement between the Registrant and Michael D. Angel.
10.41(7)	Master Lessor's Consent to Sublease between North American Resort Properties, Inc and Registrant.
10.41.1(7)	Agreement and Assumption of Sublease between North American Resort Properties, Inc. and The Gap, Inc.
10.42(7)	Closing documents regarding 165 Gibraltar Court, Sunnyvale, California.
10.43(7)	Summary of Lease Contract between Ensung Building and Registrant.
10.44(7)	Contract to Lease between Ellington Development Incorporated and Registrant.
10.45(7)	Manufacturing Agreement between GSS/Array Technology and Registrant.
10.46(8)	Sublease Agreement between American Microwave Technology and Registrant dated May 31, 2000.
10.48†(9)	Purchase and Supply Agreement dated as of December 29, 2000 by and between Spectrian Corporation, a Delaware corporation and Zoltar Acquisition, Inc., a North Carolina corporation.

10.48.1†(12)	Amendment of Purchase and Supply Agreement, dated October 19, 2001, between Registrant and UltraRF Inc. (formerly known as Zoltar Acquisition, Inc.)
10.48.2†(13)	Amendment of Purchase and Supply Agreement, dated April 5, 2002, between Registrant and UltraRF Inc. (formerly known as Zoltar Acquisition, Inc.)
10.49(9)	Sublease Agreement dated as of December 29, 2000 between Zoltar Acquisition, Inc., a North Carolina corporation, and Spectrian Corporation, a Delaware corporation.
10.50(9)	Payment and Performance Guaranty of Sublease dated December 29, 2000, by Cree, Inc., a North Carolina corporation in favor of Spectrian Corporation, a California corporation.
10.51(9)	Standard Industrial/Commercial Net Lease dated December 12, 2000 by and between CSS Properties II, LLC and Spectrian Corporation.
10.55(12)	Amended Employment Agreement dated September 30, 2001 between Registrant and Garrett A. Garrettson.
10.56†*	Master Supply Agreement dated as of August 14, 2001 by and between Registrant and Cingular Wireless L.L.C.
10.57*	Notice of Termination dated as of April 1, 2002 by and between the Registrant and Garrett A. Garrettson.
10.58*	Loan Modification Agreement between Registrant and Silicon Valley Bank dated June 5, 2002.
10.59(17)	Stock Option Agreement dated April 10, 2000 by and between Registrant and Thomas H. Weachter.
10.60(17)	Stock Option Agreement dated December 10, 1999 by and between Registrant and Michael D. Angel.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney.
99.1(16)	Form of Voting Agreement between Registrant and certain shareholders of REMEC, Inc.
99.2(16)	Form of Voting Agreement between REMEC, Inc. and certain shareholders of Registrant.
99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed.

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

(c)
Exhibits Pursuant to Item 601 of Regulation S-K. See Item 14(a)(3) above.

(e)
Financial Statement Schedules. See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRIAN CORPORATION
By:	/s/ THOMAS H. WAECHTER Thomas H. Waechter President and Chief Executive Officer

Date: November 13, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS H. WAECHTER Thomas H. Waechter	President, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2002
/s/ MICHAEL D. ANGEL Michael D. Angel	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 13, 2002
GARRETT A. GARRETTSON* Garrett A. Garrettson	Director and Chairman	November 13, 2002
MARTIN COOPER* Martin Cooper	Director	November 13, 2002
CHARLES D. KISSNER* Charles D. Kissner	Director	November 13, 2002
HENRY C. MONTGOMERY* Henry C. Montgomery	Director	November 13, 2002
ROBERT W. SHANER* Robert W. Shaner	Director	November 13, 2002
ROBERT C. WILSON* Robert C. Wilson	Director	November 13, 2002
*By:	/s/ MICHAEL D. ANGEL
Michael D. Angel Attorney-in-Fact

I, Thomas H. Waechter, certify that:

        1.    I have reviewed this Amendment No.1 to the Annual Report on Form 10-K/A of Spectrian Corporation;

        2.    Based on my knowledge, this Amendment No.1 to the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No.1 to the Annual Report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No.1 to the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No.1 to the Annual Report.

Date: November 13, 2002

/s/ THOMAS H. WAECHTER Thomas H. Waechter President, Chief Executive Officer and Director

I, Michael D. Angel, certify that:

        1.    I have reviewed this Amendment No.1 to the Annual Report on Form 10-K/A of Spectrian Corporation;

        2.    Based on my knowledge, this Amendment No.1 to the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No.1 to the Annual Report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No.1 to the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No.1 to the Annual Report.

Date: November 13, 2002

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

SPECTRIAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(20,373)	$13,480	$(5,823)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of UltraRF	(29,950)	(18,853)	—
Net loss on sale of short-term investments	13,017	488
(Gain) loss on sale and disposal of property and equipment, net	956	61	(249)
Depreciation and amortization	5,332	10,425	13,255
Provision for doubtful accounts receivable	250	40	32
Stock option compensation expense	29	210	410
Changes in deferred tax assets	3,818	(3,818)	—
Changes in income tax payable	(543)	730
Changes in income tax receivable	(1,305)	—	—
Changes in operating assets and liabilities (in fiscal 2001, net of the effect of sale of UltraRF):
Accounts receivable	9,182	(3,810)	(10,866)
Inventories	(5,372)	7,145	(13,716)
Prepaid expenses and other assets	1,159	(1,065)	(2,204)
Accounts payable	(4,919)	7,673	8,358
Accrued liabilities	498	(2,513)	(4,091)

Net cash provided by (used for) operating activities	(28,221)	10,193	(14,894)

Cash flows from investing activities:
Purchases of short-term investments	(83,000)	(17,434)	(15,975)
Proceeds from sale of short-term investments	47,194	40,758	8,120
Proceeds from maturities of short-term investments	70,657	4,613	7,491
Purchase of minority investment	(2,000)	—	—
Release of restricted cash	6,480	—	—
Costs associated with sale of UltraRF	(65)	(9,844)
Purchase of property and equipment	(4,365)	(9,642)	(7,731)
Proceeds from sale of property and equipment	52	98	3,525

Net cash provided by (used for) investing activities	34,953	8,549	(4,570)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(103)	(1,964)	(4,421)
Purchase of treasury stock	(2,880)	—	—
Proceeds from sales of common stock, net	1,994	8,066	9,184

Net cash provided by (used for) financing activities	(989)	6,102	4,763

Net increase (decrease) in cash and cash equivalents	5,743	24,844	(14,701)
Cash and cash equivalents, beginning of year	36,397	11,553	26,254

Cash and cash equivalents, end of year	$42,140	$36,397	$11,553

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$13	$162	$473

Net cash paid (received) for income taxes	$(1,611)	$3,100	$67

Acquisition of equipment under capital lease obligation	$169	$—	$—

Noncash investing and financing activities:
Exchange of short-term investments for restricted cash	$—	$6,309	$—

Deferred stock option compensation	$—	$(658)	$1,347

Cree stock received for sale of UltraRF	$—	$94,503	$—

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

EXPLANATORY NOTE
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