Form 10-Q/A
period 2002-06-30
SPECTRIAN CORP /CA/
filed 2002-11-13
CIK 925054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") of Spectrian Corporation and is being filed to amend Part I Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments" to clarify and refine certain disclosures, to add certification of the Company's Chief Executive Officer and Chief Financial Officer in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 and to amend Exhibit 99.1 "Certification of Chief Executive Officer and Chief Financial Officer" pursuant to the Sarbanes-Oxley Act of 2002. The Amendment contains no other changes to the Form 10-Q. In order to preserve the nature and character of the disclosures as of August 14, 2002, the date on which the Form 10-Q for the quarterly period ended June 30, 2002 was originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as mentioned in the preceding sentence.

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

        On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree, Inc. ("Cree") pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock plus Cree common stock with a guaranteed realizable value of $30.0 million, less $1,141,000 owed by the Company to Cree due to a change in the value of net assets of UltraRF between October 1, 2000 and December 29, 2000. As part of the definitive agreement, the Company and Cree entered into a supply agreement ("the Purchase and Supply Agreement"), under which the Company is obligated to purchase from Cree an aggregate of $58.0 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003 thereby relieving the Company of $3.3 million of its purchase obligations from Cree primarily because Cree was not able to deliver certain products meeting certain specifications. During the quarter ended June 30, 2002 the Company was relieved of $1.4 million of purchase obligations from Cree also due to Cree's inability to deliver certain products meeting certain specifications. The Company has an alternative supplier for the products that Cree was unable to supply. As of June 30, 2002, the remaining purchase commitment was $16.3 million. In the event Spectrian fails to make these purchases, it is obligated either to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall in cash. Accordingly, Spectrian deferred $58.0 million of the gain on sale of UltraRF, which represented the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing the gain in periods as the related purchase commitments to Cree are being discharged. In the three months ended June 30, 2002, Spectrian fulfilled its obligation under the contract and recognized $5.0 million of the deferred gain. As a result of the sale, the Company's cost of semiconductors used in the manufacturing of amplifier products increased because purchases from UltraRF are at fair market value rather than at manufacturing cost as was the case historically.

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

        During the quarter ended June 30, 2002, the Company's revenues declined 32% to $18.8 million from $27.5 million for the quarter ended March 31, 2002 due to pricing pressures in all of its product lines and in most of its geographic regions as a result of increased competition and reduced demand caused by the recent poor economic and business conditions. As a result of the unexpected decline in revenues, the inventory on hand, on order or committed to at June 30, 2002 increased as a percent of the estimated sales for the next 12 months when compared to the same analysis as at March 31, 2002. The Company expects and its 12-month sales forecast, as used to determine write downs due to excess and obsolete inventory and adverse purchase commitments, reflects a recovery in economic and business conditions. Although the Company uses information available to it from its customers and generally available information about market conditions to make its sales forecasts, given the current volatile market conditions it is possible that actual results would be different from its estimates. If customer demand continues to fall or fails to meet the Company's expectations, or the Company experiences significant changes in the mix of products compared with its expectations, the Company may experience additional charges related to excess and obsolete inventory, lower of cost or market or adverse inventory purchase commitments, which charges could be material.

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

Dated: November 13, 2002

I, Thomas H. Waechter, certify that:

        1.    I have reviewed this amended quarterly report on Form 10-Q/A of Spectrian Corporation;

        2.    Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Date: November 13, 2002

/s/ THOMAS H. WAECHTER Thomas H. Waechter President, Chief Executive Officer and Director

I, Michael D. Angel, certify that:

        1.    I have reviewed this amended quarterly report on Form 10-Q/A of Spectrian Corporation;

        2.    Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

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