Form 10-Q
period 2002-09-29
SPECTRIAN CORP /CA/
filed 2002-11-13
CIK 925054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number: 0-24360

SPECTRIAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0023003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒    No ☐

        As of November 8, 2002 there were 11,524,048 shares of the Registrant's Common Stock outstanding.

SPECTRIAN CORPORATION

FORM 10-Q

INDEX

FOR QUARTER ENDED SEPTEMBER 29, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 29, 2002	March 31, 2002(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,393	$42,140
Short-term investments	40,262	48,585
Accounts receivable, less allowance for doubtful accounts of $400 and $400, respectively	5,406	18,155
Inventories	19,788	27,593
Income tax receivable	1,305	1,305
Prepaid expenses and other current assets	1,981	4,209

Total current assets	96,135	141,987
Property and equipment, net	9,196	9,651
Other assets	2,842	3,127

Total assets	$108,173	$154,765

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,146	$18,694
Accrued liabilities	23,824	14,209
Income taxes payable	—	207
Deferred gain, current portion	11,250	21,250
Current portion of debt and capital lease obligations	22	66

Total current liabilities	41,242	54,426

Commitments and contingencies (Notes 12 and 15)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 25,000,000 shares authorized; 12,769,168 and 12,691,423 shares issued, respectively; 11,475,468 and 11,397,723 shares outstanding, respectively	13	13
Additional paid-in capital	170,157	169,518
Treasury stock, 1,293,700 shares of common stock held	(17,669)	(17,669)
Deferred compensation expense	(25)	(40)
Accumulated other comprehensive income	247	211
Accumulated deficit	(85,792)	(51,694)

Total stockholders' equity	66,931	100,339

Total liabilities and stockholders' equity	$108,173	$154,765

(1)
Derived from the March 31, 2002 audited balance sheet included in the 2002 Annual Report on Form 10-K of Spectrian Corporation.

See accompanying notes to condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
NET REVENUES	$5,928	$20,370	$24,744	$50,810

COSTS AND EXPENSES:
Cost of revenues	31,993	23,767	49,276	53,619
Research and development	5,900	5,863	11,432	11,795
Selling, general and administrative	3,257	4,615	7,057	9,323
Restructuring costs	219	—	219	686
Costs related to proposed acquisition by REMEC, Inc.	602	—	1,802	—

Total costs and expenses	41,971	34,245	69,786	75,423

OPERATING LOSS	(36,043)	(13,875)	(45,042)	(24,613)
INTEREST INCOME	515	934	1,183	1,821
INTEREST EXPENSE	(9)	—	(10)	(8)
OTHER INCOME (LOSS), NET	4,999	(2,897)	9,800	2,257

LOSS BEFORE INCOME TAXES	(30,538)	(15,838)	(34,069)	(20,543)
INCOME TAXES	—	—	29	15

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(30,538)	(15,838)	(34,098)	(20,558)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE— ADOPTION OF SFAS 133	—	—	—	494

NET LOSS	$(30,538)	$(15,838)	$(34,098)	$(20,064)

NET LOSS PER SHARE:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(2.66)	$(1.37)	$(2.97)	$(1.77)
Cumulative effect of change in accounting principle	—	—	—	0.04

Basic and diluted net loss per share	$(2.66)	$(1.37)	$(2.97)	$(1.73)

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic and diluted	11,475	11,581	11,463	11,567

See accompanying notes to condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 29, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,098)	$(20,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,234	2,660
Provision for excess and obsolete inventories, write-down to market and adverse purchase commitments	24,621	7,030
Gain on the sale of UltraRF	(10,000)	(15,800)
Net loss on short-term investments	—	13,035
Loss on sale and write-off of property and equipment, net	25	789
Stock option compensation expense	15	14
Decrease in income tax payable	(207)	(53)
Changes in operating assets and liabilities:
Accounts receivable	12,749	17,579
Inventories	(7,323)	(11,836)
Prepaid expenses and other assets	2,513	1,963
Accounts payable	(12,548)	(13,294)
Accrued liabilities	122	(1,621)

Net cash used in operating activities	(21,897)	(19,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(18,038)	(24,574)
Proceeds from maturities of short-term investments	23,429	21,911
Proceeds from sale of short-term investments	2,968	45,656
Release of restricted cash	—	3,213
Purchase of property and equipment	(1,804)	(1,404)

Net cash provided by investing activities	6,555	44,802

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and capital lease obligations	(44)	(40)
Proceeds from sales of common stock, net	639	1,046
Purchase of treasury stock	—	(1,406)

Net cash provided by (used in) financing activities	595	(400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,747)	24,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,140	36,397

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,393	$61,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10	$8

Cash paid for income taxes	$—	$68

Acquisition of equipment under capital lease obligations	$—	$169

See accompanying notes to condensed consolidated financial statements.

SPECTRIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

  Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements of Spectrian Corporation and subsidiaries ("Spectrian" or the "Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as set forth on pages F-1 through F-33 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 ("fiscal 2002"). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the fiscal year ending March 31, 2003 ("fiscal 2003"), or any other future period.

2.    PROPOSED MERGER WITH REMEC, INC.

        On May 19, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among REMEC, Inc., a California corporation ("REMEC"), Reef Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of REMEC ("Merger Sub") and the Company pursuant to which REMEC will acquire the Company by a merger of Merger Sub with the Company ("the merger"). On October 29, 2002, REMEC, Inc. and Spectrian Corporation jointly announced that they entered into an amended Merger Agreement relating to REMEC's acquisition of Spectrian. Pursuant to the terms of the revised merger agreement, each share of Spectrian common stock will be exchanged for one share of REMEC common stock and each option to acquire Spectrian common stock will be exchanged for one option to acquire REMEC common stock. See Note 16 "Subsequent Events." Spectrian stockholders will also receive cash for any fractional shares of REMEC common stock that they are entitled to receive in the merger.

        The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the REMEC common stock issued to the Company's stockholders. The Merger Agreement has been approved by the board of directors of both companies. The merger is currently expected to close in the quarter ending December 29, 2002 but is subject to a number of conditions including, among other things, approval by the Company's stockholders, approval by REMEC's shareholders and various regulatory approvals and clearances, including those under the Securities Act of 1933, as amended. In the event the Company fails to close the proposed merger due to the occurrence of certain events, the Company may be required to pay REMEC a termination fee equal to the greater of (i) $2.0 million or (ii) 5% of the value of the REMEC common stock to be issued under the merger agreement.

3.    SALE OF ULTRARF

        On December 29, 2000, the Company completed the sale of substantially all of the assets and liabilities comprising the Company's semiconductor division, UltraRF, pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Inc. ("Cree"), Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock then valued at $64.5 million, based upon the closing price on the date of closing, plus Cree common stock with a guaranteed realizable value of $30.0 million, less $1.1 million owed by the Company to Cree due to a change in the value of net assets of UltraRF between October 1, 2000 and December 29, 2000.

        As part of the definitive agreement, the Company and Cree entered into a two-year supply agreement under which the Company is obligated to purchase from Cree an aggregate of $58.0 million of semiconductors (the "Purchase and Supply Agreement"). In the event Spectrian fails to make these purchases, it is obligated to pay Cree the amount of the shortfall. Accordingly, the Company deferred $58.0 million of the gain on sale of UltraRF, which was the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing the gain in periods as the related purchase commitments to Cree are being fulfilled. The Purchase and Supply Agreement was amended in October 2001 and April 2002. Spectrian's total purchase commitment under the amended Purchase and Supply Agreement was reduced to $54.8 million and the agreement term was extended to June 30, 2003 thereby relieving the Company of $3.2 million of its purchase obligations from Cree primarily because Cree was unable to deliver certain products meeting certain specifications. To the extent that Cree is unable to meet delivery commitments in the future, the Company will be relieved of its purchase commitments without making any purchases of semiconductors or paying cash. The Company has an alternative supplier for the products that Cree was unable to supply. The Company also subleased one of the facilities in Sunnyvale, California to Cree for a term of 11 years (with three options to extend the lease an additional five years) with similar terms as the lease agreement between the Company and its landlord.

        The Company realized an aggregate gain of $69.7 million from the sale of UltraRF, of which $58.0 million was deferred as noted above, with the balance of $11.7 million being recognized as other income during the three months ended December 31, 2000. The Company recognized a gain of $5.0 million and $10.0 million during the three months and six months ended September 29, 2002, respectively, as other income as a result of the fulfillment of the commitment. However, the Company was not required to purchase the required amounts in those periods as Cree was unable to deliver qualified components in the amount of $4.5 million and $5.9 million for the three and six months ended September 29, 2002, respectively. (See Note 15 "Contingencies" regarding a dispute with Cree.) The Company recognized a gain of $8.3 million and $15.8 million during the three and six months ended September 30, 2001, respectively, as other income as the related commitment was fulfilled by the Company. As of September 29, 2002, the Company's remaining purchase commitment was $11.3 million. The quarterly purchase commitment is $5.0 million for the quarters ending December 29, 2002 and March 31, 2003 and $1.3 million for the quarter ending June 29, 2003. See Note 12 "Commitments."

4.    OTHER INCOME (LOSS), NET

        Other income (loss), net included (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Gain on sale of UltraRF	$5,000	$8,300	$10,000	$15,800
Net loss on Cree, Inc. common stock and common stock options	—	(11,197)	—	(13,543)
Other	(1)	—	(200)	—

Other income (loss), net	$4,999	$(2,897)	$9,800	$2,257

5.    BALANCE SHEET COMPONENTS

        Balance sheet components are as follows (in thousands):

	September 29, 2002	March 31, 2002
Inventories:
Raw materials	$4,547	$15,932
Work in progress	583	3,539
Finished goods	14,658	7,450
Consigned inventory	—	672

	$19,788	$27,593

Property and equipment:
Machinery and equipment	$42,298	$41,979
Software	3,803	3,725
Leasehold improvements	2,041	2,024

	48,142	47,728
Less accumulated depreciation and amortization	38,946	38,077

	$9,196	$9,651

Accrued liabilities:
Employee compensation and benefits	$2,500	$2,900
Warranty	6,300	6,400
Restructuring	—	161
Adverse purchase commitments	12,247	2,754
Other accrued liabilities	2,777	1,994

	$23,824	$14,209

        In the quarter ended September 29, 2002, the Company incurred a charge to cost of revenues of $23.8 million which included a write down of inventory in the amount of $11.6 million and the recording of adverse purchase commitments in the amount of $12.2 million. If customer demand continues to fall or fails to meet the Company's expectations, or the Company experiences significant changes in the mix of products compared with its expectations, the Company may experience additional charges related to excess and obsolete inventory, lower of cost or market or adverse inventory purchase commitments.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS 142 on April 1, 2002. The adoption of SFAS 142 did not have a significant impact on the Company's financial position and results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business," however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS 144 on April 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

7.    SHORT-TERM INVESTMENTS

        The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of September 29, 2002, the cash equivalents consisted of commercial paper and U.S. government securities.

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

        As of September 29, 2002 and March 31, 2002, short-term investments classified as available-for-sale securities were as follows (in thousands):

As of September 29, 2002	Amortized Cost	Unrealized Gain	Fair Value
Government bonds and notes	$32,658	$132	$32,790
Corporate bonds and notes	31,865	115	31,980

	64,523	247	64,770
Less amounts classified as cash equivalents	24,508	—	24,508

Short-term investments	$40,015	$247	$40,262

Contractual maturity dates of short-term investment in bonds and notes:
Less than 1 year			$12,744
1 to 5 years			27,518

			$40,262

As of March 31, 2002	Amortized Cost	Unrealized Gain	Fair Value
Government bonds and notes	$15,539	$158	$15,697
Corporate bonds and notes	50,749	53	50,802

	66,288	211	66,499
Less amounts classified as cash equivalents	17,914	—	17,914

Short-term investments	$48,374	$211	$48,585

Contractual maturity dates of bonds and notes:
Less than 1 year			$13,466
1 to 5 years			35,119

			$48,585

8.    PER SHARE COMPUTATION

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options. For the three and six months ended September 29, 2002 and September 30, 2001, 2,776,450 and 2,872,265 shares of common stock subject to outstanding options, respectively, were not included in the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods.

9.    SEGMENT INFORMATION

  Geographic Segment Data:

        Net revenue from unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
United States	$1,805	$4,002	$7,913	$14,729
South Korea	1,047	5,623	6,970	8,828
France	1,832	1,553	4,247	2,039
Canada	1,046	7,842	3,392	19,150
Other countries	198	1,350	2,222	6,064

Total	$5,928	$20,370	$24,744	$50,810

        The Company's long-lived assets are located in the following countries (in thousands):

	September 29, 2002	March 31, 2002
United States	$5,022	$4,871
Thailand	2,672	3,307
South Korea	1,132	1,033
China	265	309
Malaysia	105	131

Total	$9,196	$9,651

10.  RESTRUCTURING CHARGES

        During the quarter ended September 29, 2002, the Company terminated 21 employees and recorded an associated restructuring charge of $219,000.

        In June 2001, the Company decided to transfer its power amplifier repair and product integration operations in Sunnyvale, California to a contract manufacturer located in Thailand. In connection with the transfer, the Company recognized in the three months ended July 1, 2001, a charge of $686,000 for estimated severance costs related to organizational changes and a planned reduction in work force and the write off of property and equipment that had no future value to the Company. As of June 30, 2002, the Company had completed the transfer of the repair and product integration operations and terminated approximately 60 employees. The following table represents the restructuring activity that took place through September 29, 2002 (in thousands):

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

11.  Comprehensive Income

        Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net loss	$(30,538)	$(15,838)	$(34,098)	$(20,064)
Realized loss on marketable securities previously included in unrealized loss	—	8,883	—	12,987
Net change in unrealized gain (loss) on marketable securities	(16)	(201)	36	10,557

Comprehensive income (loss)	$(30,554)	$(7,156)	$(34,062)	$3,480

        The components of accumulated other comprehensive gain are as follows (in thousands):

	September 29, 2002	March 31, 2002
Unrealized gain on marketable securities	$247	$211

12.  COMMITMENTS

        Purchase Commitments.    In December 2000, the Company and Cree entered into the Purchase and Supply Agreement, under which the Company was obligated to purchase from Cree an aggregate of $58.0 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. The Company was not required to purchase the minimum commitment amounts during the quarters ended June 30, 2002 and September 29, 2002, as Cree was unable to deliver qualified components in the amount of $1.4 million and $4.5 million in these periods, respectively. As of September 29, 2002, the remaining purchase commitment is $11.3 million; $5.0 million in each of the quarters ending December 29, 2002 and March 31, 2003, and $1.3 million in the quarter ending June 30, 2003.

        Purchase Commitments with Subcontract Manufacturers.    The Company provides a six-month rolling forecast of finished goods requirements to its subcontract manufacturers monthly for planning and long-lead time parts procurement purposes only. The Company issues purchase orders to the subcontract manufacturers with delivery dates from four to twelve weeks from the purchase order date. Once a purchase order is accepted by the subcontract manufacturer, the Company is committed to accept delivery of the amplifiers or reimburse the subcontract manufacturer for costs incurred to date. The subcontract manufacturers procure raw materials and schedule labor needed to manufacture the Company amplifiers based on the aforementioned forecasts and standard purchase orders. In the past, the Company has reimbursed the subcontract manufacturers for the cost of long-lead time parts and other raw material costs that had been incurred by the subcontract manufacturers due to the reduction of purchase order and forecasted quantities. The Company has, in the past, paid its subcontract manufacturers for products which the Company was not under contract to purchase. Further, the Company has agreed from time-to-time to allow the subcontract manufacturer to build certain products in advance of the Company's forecasted delivery dates in order to shut down and dismantle such product's manufacturing line. The subcontract manufacturers also maintain inventory levels to repair the Company amplifiers.

        At September 29, 2002, total accepted and unfulfilled purchase orders to procure completed amplifiers and amplifier repair services totaled $3.4 million. At September 29, 2002, the subcontract manufacturers had $9.1 million of materials on hand and an additional $4.1 million of purchase commitments to buy raw materials from vendors to fulfill the accepted purchase orders, forecasted requirements and repair requirements from the Company. At September 29, 2002, the Company estimated that $2.0 million of the purchase commitments made by the subcontract manufacturers are non-cancelable.

        Other Purchase Commitments.    During its normal course of business, the Company also issues purchase orders to procure components, materials and services from other vendors. As of September 29, 2002, the Company's outstanding purchase commitments with vendors other than Cree and its subcontract manufacturers totaled approximately $2.8 million.

        Royalty Commitments.    On November 15, 2001, the Company entered into an agreement (the "License Agreement") with Paragon Communications Ltd. ("Paragon") to license certain technology that can be used in the design of RF power amplifiers. Under the terms of the License Agreement, the Company may be required to pay a royalty to Paragon based upon revenues of products that incorporate the licensed technology ("Royalty Fee"). If the Company elects to license the technology provided by Paragon, the Company must make quarterly advance royalty payments beginning August 2002 through August 2004 in amounts ranging from $50,000 to $125,000 per quarter. During the three months ended September 29, 2002, the Company did not make any royalty payments to Paragon by mutual verbal agreement between the parties because the evaluation of the technology was not completed. To the extent the cumulative advance royalty payments exceed the cumulative Royalty Fee, the Company is entitled to apply such excess to reduce the Royalty Fee otherwise payable under the agreement in future periods.

        As of September 29, 2002, the Company had recorded in accrued liabilities an adverse purchase commitment related to the above commitments. (See Note 5 "Balance Sheet Components.")

13.  LINE OF CREDIT

        The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires on June 4, 2003. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum cash and investment balances and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At September 29, 2002, the Company was in default of certain financial ratio covenants of the master agreement. The bank has subsequently granted a waiver of the default for the three months ended September 29, 2002. The amount available to borrow at September 29, 2002 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at September 29, 2002 were 4.8% and 3.8%, respectively. The Company had no borrowings under the line of credit at September 29, 2002.

14.  RELATED PARTY TRANSACTIONS

        Sales to Cingular Wireless LLC.    For the three months ended September 29, 2002 and September 30, 2001, Cingular purchased approximately $32,000 and $316,000 of MCPA products from the Company, respectively. For the six months ended September 29, 2002 and September 30, 2001, Cingular purchased approximately $2.7 million and $345,000 of MCPA products from the Company, respectively. Robert W. Shaner, President of Wireless Operations for Cingular, has served as a member of the Company's board of directors since April 1999.

        Outsourced Stock Option Administration Services.    In May of 2000, Spectrian entered into a non-binding arrangement with Montgomery Financial Services Corp. ("MFS") to provide on-site stock option administration services to the Company. Henry C. Montgomery, Chairman of the Board of MFS, has served as a member of the Company's board of directors since November 2000. For the three months ended September 29, 2002 and September 30, 2001, the Company purchased services in the amount of $9,000 and $10,000, respectively, from MFS. For the six months ended September 29, 2002 and September 30, 2001, the Company purchased services in the amount of $20,000 and $23,000, respectively, from MFS.

        Investment in ArrayComm, Inc.    In July of 1998, Spectrian purchased 222,222 shares of Series D preferred stock at $4.50 per share of ArrayComm, Inc. ("ArrayComm"). The total investment in Arraycomm was $1.0 million. ArrayComm is a privately held company that develops antenna-based wireless communications and broadband Internet access technologies. Martin Cooper, Chairman, Chief Executive Officer and a founder of ArrayComm, has also served as a member of the Company's board of directors since January 1994.

15.  CONTINGENCIES

        On May 28, 2002, a putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara captioned Vogel v. Shaner, et al., Case No. CV808140. The complaint names six of the Company's directors and its chief executive officer as defendants. In the complaint, the plaintiff alleges that the defendants violated their fiduciary duties owed to the Company's stockholders, including their duties of loyalty, good faith and independence, by engaging in self-dealing in the merger transaction with REMEC. This violation allegedly stemmed from the defendants' failure to properly value the Company in the merger and due to conflicts of interest. The plaintiff purportedly brought his action on behalf of Company stockholders who are or who would be harmed by the alleged conduct. The case seeks declaratory, injunctive and other forms of relief. On July 15, 2002, the Company filed a demurrer to the complaint. On November 6, 2002, the plaintiff filed a motion to dismiss the lawsuit without prejudice.

        Pursuant to the Purchase and Supply Agreement, the Company currently has products on order from Cree that the Company has not qualified for use in its products. In the future, the Company expects to order products from Cree that are currently unqualified for use in the Company's products in order to meet minimum purchase commitments under the Purchase and Supply Agreement. Under the terms of the Purchase and Supply Agreement, the Company is not required to purchase these products from Cree until they are qualified, under the qualification procedure described in the Purchase and Supply Agreement, as amended. In the quarter ended September 29, 2002, it is the Company's belief that Cree was unable to deliver any qualified products. (See Note 3 "Sale of UltraRF") In September 2002, the Company received a letter from Cree in which Cree asserted that as of September 25, 2002 certain of its products met the qualifications specified in the Purchase and Supply Agreement and Cree gave notice to the Company of its intent to arbitrate this qualification issue if it was not resolved within thirty days. The Company and Cree are currently in negotiations to resolve this dispute. However, if the Company and Cree are unable to agree on whether or not the parts are qualified, then either party may resort to arbitration or litigation to settle this matter, which may result in adverse consequences to the Company and its business.

16.  SUBSEQUENT EVENTS

        On October 29, 2002, REMEC, Inc. and the Company jointly announced that they entered into an agreement revising the terms relating to REMEC's acquisition of Spectrian that was previously announced on May 19, 2002. Pursuant to the terms of the revised merger agreement, each share of the Company's common stock will be exchanged for one share of REMEC common stock.

        The transaction is subject to REMEC shareholders' and the Company's stockholders' approval, as well as customary closing conditions and certain regulatory approvals. REMEC and Spectrian currently expect the closing to occur before the end of calendar 2002.

        Subsequent to September 29, 2002, the Company announced further workforce reductions of approximately 50 people that are expected to result in a restructuring charge of approximately $350,000 in the quarter ending December 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding Spectrian Corporation's (the "Company") expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include, but are not limited to: the statements in the second and third paragraphs of "Overview" regarding the number of shares of common stock that REMEC will issue to the Company's stockholders in the merger and the expected closing of the merger; in the fifth paragraph regarding additional accounting charges relating to excess and obsolete inventory, lower of cost or market or adverse inventory purchase commitments; in the seventh paragraph regarding the products the Company expects to order from Cree in the future to satisfy its minimum purchase commitment and the potential for arbitration or litigation between the Company and Cree; in the eighth paragraph regarding the Company's expectation to replace revenue from Nortel with sales of MCPA products, the impact to the Company's business if it does not grow its sales with network operators and OEM customers and the impact on the Company if it does not grow its business with Cingular; in the ninth paragraph regarding the impact on the Company of a loss of a major original equipment manufacturer customer and the future fluctuations of Nortel product orders; in the eleventh paragraph regarding international sales as a percentage of future revenues and the impact of currency fluctuations on future revenues, in the twelfth paragraph regarding the Company's intention to subcontract MCPA products to a second contract manufacturer; in the thirteenth paragraph regarding the Company's continued pricing commitments to OEM customers; and in the last paragraph regarding average selling prices and gross margins; the statement under "Results of Operations—Research and Development" regarding future R&D expenses; the statement under "Results of Operations—Income Taxes" regarding the recoverability and the recording of the net deferred tax asset; the statements in the twelfth paragraph under "Liquidity and Capital Resources—Contractual Commitments" concerning the anticipated spending for capital additions for the next twelve months, the statements in the thirteenth paragraph under "Liquidity and Capital Resources—Contractual Commitments" concerning the sufficiency of the Company's available resources to meet cash requirements and the factors which will determine the Company's future cash requirements; and the statements in "Factors Affecting Future Operating Results." Results could differ materially based on various factors including, but not limited to, those described below, under the heading "Factors Affecting Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

        Spectrian Corporation ("Spectrian" or the "Company") designs, manufacturers and markets high-power radio frequency ("RF") amplifiers for the global wireless communications industry. The Company's power amplifiers support a broad range of transmission standards, including Advanced Mobile Phone Services ("AMPS"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA" and "CDMA2000"), Personal Communications System ("PCS"), Global System for Mobil Communications ("GSM"), Wireless Local Loop ("WLL"), Universal Mobile Telephone Service

("UMTS") and IMT-2000. Spectrian's power amplifiers are utilized as part of the infrastructure for both wireless voice and data networks. The Company's power amplifiers boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

        On May 19, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among REMEC, Inc., a California corporation ("REMEC"), Reef Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of REMEC ("Merger Sub") and the Company pursuant to which REMEC will acquire the Company by a merger of Merger Sub with the Company ("the merger"). On October 29, 2002, REMEC and the Company jointly announced that they entered into an amended Merger Agreement relating to REMEC's acquisition of Spectrian. Pursuant to the terms of the revised merger agreement, each share of the Company's common stock will be exchanged for one share of REMEC common stock and each option to acquire Spectrian common stock will be exchanged for one option to acquire REMEC common stock. Spectrian stockholders will also receive cash for any fractional shares of REMEC common stock that they are entitled to receive in the merger. REMEC expects to issue approximately 11.47 million new shares in connection with the transaction, resulting in Spectrian stockholders receiving approximately 21% of the combined company. The market price of REMEC's stock may fluctuate substantially between the date of the amended agreement and the closing date. For example, on October 29, 2002, the date before the announcement of the amendment of the agreement, the value of the proposed acquisition was $39.5 million. As of November 8, 2002, the value of the proposed acquisition was $49.2 million, due to the change in the price of REMEC's common stock.

        The parties intend for the merger to be considered a tax-free reorganization under the Internal Revenue Code with respect to the REMEC common stock issued to the Company's stockholders. The Merger Agreement has been approved by the board of directors of both companies. The transaction is subject to REMEC and the Company's shareholders' approval, as well as customary closing conditions and certain regulatory approvals. REMEC and Spectrian currently expect the closing to occur before the end of calendar 2002.

        During the quarter ended September 29, 2002, the Company's revenues declined significantly. Whereas the Company's revenues were $27.5 million for the quarter ended March 31, 2002 and $18.8 million for the quarter ended June 30, 2002, revenue for the quarter ended September 29, 2002 was only $5.9 million. This decline in the Company's revenue was due to a dramatic decrease in sales to each of the Company's four largest customers, Cingular Wireless LLC ("Cingular"), Nortel Networks Corporation ("Nortel"), Samsung Electronics Co., Ltd. ("Samsung") and Verizon Communications, Inc. ("Verizon"). The Company has and continues to experience significant pricing pressure in all of its product lines and in all of its geographic regions due to increased competition and reduced demand. Economic and business conditions and reduced outlook for the pricing of the Company's products resulted in a charge to cost of sales in the aggregate amount of approximately $23.8 million attributable to the write-down of inventory to lower of cost or market, excess and obsolete inventory charges and adverse inventory purchase commitments. Primarily as a result of the reduced levels of revenues and gross margins, the Company has experienced a significant reduction in cash, cash equivalents and short-term investments, which was approximately $(14.2) million for the three months ended September 29, 2002 and $(23.1) million for the six months ended September 29, 2002. The Company expects and its twelve-month sales forecast, as used to determine write downs due to excess and obsolete inventory and adverse purchase commitments, reflects a recovery in economic and business conditions. Although the Company uses information available to it from its customers and generally available information about market conditions to make its sales forecasts, given the current volatile market conditions, it is possible that actual results could be different from its estmates. If customer demand continues to fall or fails to meet the Company's expectations, or the Company experiences significant changes in the mix of products compared with its expectations, the Company may experience additional charges related to excess and obsolete inventory, lower of cost or market or adverse inventory purchase commitments, which charges could be material.

        On December 29, 2000, the Company completed the sale of substantially all of the assets and external liabilities comprising its semiconductor division, UltraRF, to Cree, Inc. ("Cree") pursuant to the Asset Purchase Agreement dated as of November 20, 2000 (the "Asset Purchase Agreement") among Cree, Zoltar Acquisition, Inc. ("Zoltar") and the Company for 1,815,402 shares of Cree common stock plus Cree common stock with a guaranteed realizable value of $30.0 million, less $1.1 million owed by the Company to Cree due to a change in the value of net assets of UltraRF between October 1, 2000 and December 29, 2000. In the event Spectrian fails to make these purchases, it is obligated either to purchase excess inventory that it may never utilize or to pay Cree the amount of the shortfall in cash. Accordingly, Spectrian deferred $58.0 million of the gain on sale of UltraRF, which represented the amount of purchase commitment in the original Purchase and Supply Agreement, and is recognizing the gain in periods as the related purchase commitments to Cree are being discharged. As part of the definitive agreement, the Company and Cree entered into a supply agreement ("the Purchase and Supply Agreement"), under which the Company became obligated to purchase from Cree an aggregate of $58.0 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003, thereby relieving the Company of $3.2 million of its purchase obligations from Cree primarily because Cree was not able to deliver certain products meeting certain specifications. To the extent that Cree is unable to meet delivery commitments in the future, the Company will be relieved of its purchase commitments without making any purchases of semiconductors or paying cash. The Company has an alternative supplier for the products that Cree was unable to supply. As of September 29, 2002, the remaining purchase commitment totaled $11.3 million, $5.0 million in each of the quarters ending December 29, 2002 and March 31, 2003 and $1.3 million in the quarter ending June 30, 2003. In the three and six months ended September 29, 2002, Spectrian recognized $5.0 million and $10.0 million, respectively, of the deferred gain, as other income as a result of the fulfillment of the commitment. However, the Company was not required to purchase the required amounts in those periods as Cree was unable to deliver qualified components in the amount of $4.5 million and $5.9 million for the three and six months ended September 29, 2002, respectively. As a result of the sale of UltraRF, the Company's cost of semiconductors used in the manufacturing of amplifier products increased because purchases from Cree are at fair market value rather than at manufacturing cost as was the case historically.

        Pursuant to the Purchase and Supply Agreement, the Company currently has products on order from Cree that have not been fully qualified. In the future, the Company expects to order products from Cree that are currently unqualified for use in the Company's products in order to meet minimum purchase commitments under the Purchase and Supply Agreement. Under the terms of the Purchase Agreement, the Company is not required to purchase these products from Cree until they are qualified, under the qualification procedure described in the Purchase and Supply Agreement, as amended. In the quarter ended September 29, 2002, Cree was unable to qualify or deliver any of the unqualified products. In September 2002, the Company received a letter from Cree in which Cree asserted that its products met the qualifications specified in the Purchase and Supply Agreement and Cree gave notice to the Company of its intent to arbitrate this qualification issue if it was not resolved within thirty days. The Company and Cree are currently in negotiations to resolve this dispute. However, if the Company and Cree are unable to agree on whether or not the parts are qualified, then either party may resort to arbitration or litigation to settle this matter, which may result in adverse consequences to the Company and its business.

        For the six months ended September 29, 2002, Nortel, Samsung, Verizon and Cingular accounted for approximately 39%, 24%, 12% and 11% of net revenues, respectively. For the six months ended

September 30, 2001, Nortel and Samsung accounted for approximately 70% and 13% of net revenues, respectively.

        The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel. In addition, the Company's sales to Cingular, Verizon and Samsung are generally made on the basis of purchase orders rather than long-term purchase commitments and any of these customers may cancel or defer its purchase orders without advanced notice to the Company. The Company's contractual relationships with its major customers adversely affects the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In the past, product orders from Nortel have fluctuated sharply and the Company does not currently sell any multicarrier power amplifiers ("MCPA") products to Nortel, which has adversely affected the Company's revenues and earnings. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will receive any orders for MCPA products from Nortel or other parties in the future. If the Company is unable to find other customers to generate demand for its new and existing products, the Company's revenues may be materially adversely impacted. If the Company were to lose Cingular, Nortel, Samsung, Verizon or any other major customer, or if orders by Cingular, Nortel, Samsung, Verizon or any other major customer were to otherwise materially decrease either in unit quantity or in price, the Company's business, financial condition and results of operations would be materially adversely affected.

        A substantial portion of the Company's revenues in the past has resulted from sales of a limited number of the Company's single carrier products to Nortel. The Company does not currently sell any MCPA products to Nortel, which has significantly adversely affected the Company's business. The Company expects to replace its Nortel business with sales of MCPA products to network operators and other OEM customers. The Company has a limited history of selling products to some of these customers. Additionally, the telecommunications industry has been experiencing difficult economic conditions which has adversely impacted the Company's operations. During fiscal 2002 and the six months ended September 29, 2002, the Company was unable to fully offset the decline in Nortel revenues with growth in revenues from network operators or OEM customers, which resulted in an overall decline in net revenues from the six months ended September 30, 2001 to the six months ended September 29, 2002 of 51%. In response to the decline in its revenues, the Company has taken actions to restructure its operations and to reduce its operating costs. However, such actions did not result in a proportionate decline in costs to the sales decline and accordingly the Company's results for fiscal 2002 and for the six months ended September 29, 2002 were adversely impacted. If the Company is unsuccessful in growing its business with network operators and OEM customers to replace its prior demand from Nortel, the Company's business, financial condition and results of operations would be materially adversely affected. In fiscal 2003, Cingular has significantly reduced capital purchases from the Company. If the Company is unsuccessful in growing its business with Cingular, the Company's business, financial condition and results of operations would be materially adversely affected. Further, if the Company were to lose Cingular, Nortel, Samsung, Verizon or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected.

        During the six months ended September 29, 2002 and September 30, 2001, sales outside of the United States were 68% and 71%, respectively, of net revenues. Net revenues from Canada for the six months ended September 29, 2002 declined by 82% from the same period in fiscal 2001. The decline in net revenues from Canada was partially offset by increased net revenues from France, which rose by 108%, from the same period in fiscal 2001. The net revenues in Canada and France were primarily sales to Nortel, which have declined significantly in total due to lower SCPA volumes. The net revenues decline in South Korea was due to lower demand for the Company's MCPA products in Asia primarily due to the completion of the Korean CDMA 2000 network upgrade in anticipation of the World Cup in May 2002. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenues for the next 12 months. Financial market turmoil, economic downturn, consolidation or merger of customers, and other changes in business conditions in any of the Company's current or future markets, such as Canada, South Korea, China, France and Brazil, may have a material adverse effect on the Company's sales of its products. Furthermore, because the Company's products are predominantly priced in U.S. dollars, currency fluctuations and instability in the financial markets that are served by the Company may make the Company's products more expensive than those of other manufacturers whose products are priced in the local currency of the customer and may result in reduced revenues for the Company. In addition, a portion of the Company's international product revenues (primarily in China) and repair revenues (primarily in South Korea) are denominated in foreign currencies. Due to the long sales cycle, the Company may be unable to competitively adjust its prices to reflect fluctuations in the exchange rate, which may result in reduced revenues. In situations where the Company bills and receives local currencies, the Company may be restricted or impaired from exchanging the local currency into U.S. dollars due to expatriation laws or regulations in foreign countries which may adversely affect the Company's operations and financial condition.

        In September 2000, the Company completed the transfer of its power amplifier production to a contract manufacturer located in Thailand on a turnkey basis. During fiscal 2002, the Company transferred the production of a lower volume single carrier GSM product to a second contract manufacturer in Taiwan and Wuxi, China. In the quarter ended June 30, 2002, the Company completed the transfer of its power amplifier repair and product integration operations. The Company utilizes contract manufacturing to decrease the Company's manufacturing overhead and costs of its products, to increase flexibility in response to fluctuations in product demand and to leverage the strengths of the contract manufacturer's focus on high volume and high quality manufacturing. In addition, the Company has introduced multiple products based on a common set of parts in order to reduce the risk of future excess and obsolete inventory. The Company maintains responsibility for qualification of components, assembly processes and test procedures. The Company's primary contract manufacturer was recently acquired from bankruptcy proceedings by a new corporate parent, Benchmark Electronics, Inc.

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

        The merchant market for the Company's products is becoming increasingly competitive. The Company sells its power amplifier products in several countries where its competitors are already well established as suppliers. The Company competes with several merchant amplifier manufacturers for business from Cingular, Nortel, Samsung and Verizon. Major OEM's of wireless communications equipment have significant amplifier design and production capacity, which allows them to produce amplifiers for sale to their customers and provides them the opportunity to enter the merchant amplifier business. In 2001, Lucent Technologies, Inc. ("Lucent"), formed and spun out Celiant Corporation ("Celiant"), which entered the merchant amplifier market. In June 2002, Andrew Corporation ("Andrew") acquired Celiant. This competition has resulted in, and will continue to contribute to severe price competition and in reduced average selling prices for the Company's products, which accordingly have and are expected to continue to negatively impact gross margins.

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

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
NET REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of revenues	539.7	116.7	199.1	105.5
Research and development	99.5	28.8	46.2	23.3
Selling, general and administrative	54.9	22.7	28.5	18.3
Restructuring costs	3.7	—	0.9	1.4
Costs related to proposed acquisition by REMEC, Inc.	10.2	—	7.3	—

Total costs and expenses	708.0	168.2	282.0	148.5

OPERATING LOSS	(608.0)	(68.2)	(182.0)	(48.5)
INTEREST INCOME	8.7	4.6	4.8	3.6
INTEREST EXPENSE	(0.2)	—	(0.1)	—
OTHER INCOME (LOSS)	84.3	(14.2)	39.6	4.4

LOSS BEFORE INCOME TAXES	(515.2)	(77.8)	(137.7)	(40.5)
INCOME TAXES	—	—	0.1	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(515.2)	(77.8)	(137.8)	(40.5)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE—ADOPTION OF SFAS 133	—	—	—	1.0

NET LOSS	(515.2)%	(77.8)%	(137.8)%	(39.5)%

GROSS MARGIN ON SALES	(439.7)%	(16.7)%	(99.1)%	(5.5)%

        Net Revenues.    The Company's net revenues decreased 71% to $5.9 million for the three months ended September 29, 2002 from $20.4 million for the three months ended September 30, 2001. The Company's net revenues decreased 51% to $24.7 million for the six months ended September 29, 2002 from $50.8 million for the six months ended September 30, 2001. The decrease in net revenues for the three and six months was due to dramatically lower demand for all of its products and reduced average selling prices for the Company's products. Adverse market conditions contributed to severe pricing pressure in all products and geographic regions due to the reduced demand for wireless infrastructure equipment worldwide including demand for the Company's newer MCPA products. MCPA product revenues decreased 64% to $2.6 million for the three months ended September 29, 2002 from $7.2 million for the three months ended September 30, 2001, primarily due to lower demand for the Company's MCPA products in Asia since completion of the Korean network upgrade in anticipation of the World Cup in May 2002. SCPA revenues, primarily derived from sales to Nortel, one of the Company's major customers, decreased 76% to $2.7 million for the three months ended September 29, 2002 from $11.5 million for the three months ended September 30, 2001, primarily due to the replacement of SCPA products with MCPA products in new product designs which the Company does not sell to Nortel. For the six months ended September 29, 2002, MCPA product revenues increased 5% to $14.3 million from $13.7 million for the six months ended September 30, 2001. SCPA revenues decreased 74% to $8.8 million for the six months ended September 29, 2002 from $33.7 million for the six months ended September 30, 2001. Broadband revenues decreased to zero for the six months ended September 29, 2002 from $600,000 for the six months ended September 30, 2001 due to the bankruptcy of the primary customer for these products.

        Cost of Revenues.    Cost of revenues consists primarily of costs for the Company's amplifier products, internal amplifier assembly and test costs, raw materials, manufacturing overhead, charges for excess and obsolete inventory, provision for the write-down of inventory to lower of cost or market, adverse inventory purchase commitments and warranty costs. The Company's cost of sales increased by 35% to $32.0 million for the three months ended September 29, 2002 from $23.8 million for the three months ended September 30, 2001. The increase in cost of revenues occurred despite significantly lower sales volumes due to increased excess and obsolescence inventory expense, lower of cost or market expense, and adverse inventory purchase commitment expense which increased in the aggregate to $23.8 million for the three months ended September 29, 2002 from $4.4 million for the three months ended September 30, 2001 due to (i) poor actual and anticipated economic and business conditions, (ii) inventory purchases and purchase commitments in anticipation of future sales which failed to occur or will occur at reduced levels, and (iii) severe price pressures driven by the lack of demand as well as postponed adoption of new technologies. The Company's cost of sales decreased by 8% to $49.3 million for the six months ended September 29, 2002 from $53.6 million for the six months ended September 30, 2001. The decrease in cost of revenues was primarily due to significantly lower sales volumes, offset by increased excess and obsolete inventory expense, lower of cost or market expense, and adverse inventory purchase commitment expense which increased to $24.5 million for the six months ended September 29, 2002 from $7.0 million for the six months ended September 30, 2001.

        Gross margin on sales was (440)% for the three months ended September 29, 2002 as compared to (17)% for the three months ended September 30, 2001. The decrease in gross margin as a percentage of net revenues for the three months ended September 29, 2002 was primarily due to the charge of $23.8 million for excess and obsolete inventory expense, lower of cost or market expense, and adverse inventory purchase commitment expense as compared to $4.4 million in the three months ended September 30, 2001. Gross margin on sales was also negatively impacted by lower sales volume, a higher percentage of lower margin SCPA products, a decline in sales in South Korea upon the completion of the Korean CDMA 2000 network upgrade in anticipation of the World Cup and the overall decline of average selling prices due to severe competition in all global regions. Gross margin on sales was (99)% for the six months ended September 29, 2002 as compared to (6)% for the six months ended September 30, 2001. The decrease in gross margin as a percentage of net revenues for the six months ended September 29, 2002 was primarily due to $24.5 million of excess and obsolete inventory expense, lower of cost or market expense, and adverse inventory purchase commitment expense as compared to $7.0 million in the six months ended September 30, 2001 and by the decline of average selling prices of products, partially offset by the higher mix of MCPA product sales, which have generated higher gross margin than SCPA products, and lower per unit manufacturing costs for products.

        Research and Development.    Research and development ("R&D") expenses include the cost of designing, developing or reducing the manufacturing cost of amplifiers. The Company's R&D expenses remained constant at $5.9 million in the three months ended September 29, 2002 and September 30, 2001. The Company's R&D expenses decreased by 3% to $11.4 million in the six months ended September 29, 2002 from $11.8 million in the six months ended September 30, 2001. As a percentage of net revenues, R&D expenses represented 100% of net revenues for the three months ended September 29, 2002 as compared to 29% of net revenues for the three months ended September 29, 2001. As a percentage of net revenues, R&D expenses represented 46% of net revenues for the six months ended September 29, 2002 as compared to 23% of net revenues for the six months ended September 29, 2001. R&D expenses for the three and six months ended September 30, 2001 included $600,000 and $1.2 million paid to Cree for product development efforts. No such costs were incurred in the three and six months ended September 29, 2002. The increase in R&D expenses as a percentage of net revenues was due to lower net revenues. R&D expenses are expected to decrease on a dollar basis in the future due to restructuring and cost reduction activities (see Restructuring Costs below).

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, commissions paid to independent sales representatives, professional fees and other expenses. The Company's SG&A expenses decreased by 29% to $3.3 million in the three months ended September 29, 2002 from $4.6 million in the three months ended September 30, 2001. As a percentage of net revenues, SG&A expenses represented 55% of net revenues for the three months ended September 29, 2002 as compared to 23% of net revenues for the three months ended September 29, 2001. The Company's SG&A expenses decreased by 24% to $7.1 million in the six months ended September 29, 2002 from $9.3 million in the six months ended September 30, 2001. As a percentage of net revenues, SG&A expenses represented 29% of net revenues for the six months ended September 29, 2002 as compared to 18% of net revenues for the six months ended September 29, 2001. The absolute dollar decrease in SG&A expenses in the three and six months ended September 29, 2002 was primarily due to cost reduction actions including reductions in force and lower commissions associated with lower revenues. The increase in SG&A expenses as a percentage of net revenues was due to lower revenues.

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

        The Company recognized an additional $219,000 restructuring charge in the three and six months ended September 29, 2002 related to severance payments in the three months ended September 29, 2002. As of September 29, 2002, the Company had terminated approximately 21 employees.

        Subsequent to September 29, 2002, the Company announced further workforce reductions of approximately 50 people that are expected to result in a restructuring charge of approximately $350,000 in the quarter ending December 29, 2002.

        Costs related to proposed acquisition by REMEC.    The Company and REMEC entered into a definitive merger agreement on May 19, 2002, as amended by mutual agreement on October 29, 2002, pursuant to which REMEC will acquire the Company for REMEC common stock. During the three months ended September 29, 2002, the Company incurred approximately $602,000 in legal, accounting and investment banking fees, which were directly attributable to the pending acquisition of Spectrian by REMEC. During the six months ended September 29, 2002, the Company incurred approximately $1.8 million of legal, accounting and investment banking costs, which were directly attributable to the pending acquisition of Spectrian by REMEC.

        Interest Income.    Interest income for the three months ended September 29, 2002 decreased by 45% to $515,000 from $934,000 for the three months ended September 29, 2001. Interest income for the six months ended September 29, 2002 decreased by 35% to $1.2 million from $1.8 million for the six months ended September 29, 2001. The decrease in interest income resulted from lower interest-bearing investment balances and lower average interest rates.

        Interest Expense.    Interest expense for the three months ended September 29, 2002 increased to $9,000 from zero for the three months ended September 29, 2001. Interest expense for the six months ended September 29, 2002 increased to $10,000 from $8,000 for the six months ended September 29, 2001. The increase in interest expense was a result of increased average borrowing levels due to capital lease obligations.

        Other Income (loss).    Other income (loss) for the three months ended September 29, 2002 increased to other income of $5.0 million from other expense of $2.9 million for the three months ended September 30, 2001. Other income for the six months ended September 29, 2002 increased to income of $9.8 million from $2.3 million for the six months ended September 30, 2001. Other income for the three and six months ended September 29, 2002 included $5.0 million and $10.0 million, respectively, from the recognition of the deferred gain on the sale of UltraRF as a result of fulfillment of the minimum purchase commitments for these periods under the Purchase and Supply Agreement, as amended. Other income for the three months ended September 30, 2001 included $8.3 million from the recognition of the deferred gain on the sale of UltraRF, offset by a net $11.2 million realized loss associated with the sales of Cree common stock and common stock options held by the Company. Other income for the six months ended September 30, 2001 included $15.8 million from the recognition of the deferred gain on the sale of UltraRF, partially offset by a net $13.5 million loss associated with the sales of Cree common stock and common stock options held by the Company.

        Income Taxes.    The Company did not record income tax expense except for minimum state taxes and foreign taxes in the three and six months ended September 29, 2002 and September 30, 2001. Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net losses, the Company provided a valuation allowance against deferred tax assets where the realization was uncertain. The Company will continue to evaluate positive and negative evidence on the recoverability of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that the net deferred tax asset will be recovered.

        Cumulative Effect of Change in Accounting Principle—Adoption of SFAS 133.    The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133") on April 1, 2001. In the three months ended March 31, 2001, the Company entered into various option arrangements known as a cashless collar, to hedge a portion of its investment in Cree common stock, which was acquired through the sale of UltraRF. The Company designated these option arrangements as fair value hedges under SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded an approximate $494,000 gain cumulative effect adjustment in earnings as of April 1, 2001.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS 142 on April 1, 2002. The adoption of SFAS 142 did not have a significant impact on the Company's financial position and results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principals Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business," however, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS 144 on April 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Liquidity and Capital Resources

        The Company has financed its operations through sales of Company assets or subsidiaries, including the sale of UltraRF, sales of common stock, private sales of equity securities, capital equipment leases, bank lines of credit and cash flows from operations. Principal sources of liquidity at September 29, 2002 consisted of cash and cash equivalents and short-term debt investments, which totaled $67.7 million and bank borrowing arrangements.

        The Company has a revolving line of credit of $10.0 million with a bank collateralized by the majority of the Company's assets. The line of credit expires in June 2003. Under the terms of the master agreement governing this credit instrument, as amended, the Company is required to maintain certain minimum cash and investment balances and other specific financial ratios. The master agreement also has certain restrictions on other indebtedness and the payment of dividends. At September 29, 2002, the Company was in default of certain financial covenants of the master agreement. The bank subsequently granted a waiver of the default for the three months ended September 29, 2002. The amount available to borrow at September 29, 2002 was $10.0 million. The Company can borrow at either (i) a variable rate equal to the prime rate or (ii) a fixed rate equal to 200 basis points above the LIBOR rate, which at September 29, 2002 was 4.8% and 3.8%, respectively. The Company had no borrowings under the line of credit at September 29, 2002.

        The Company's working capital decreased by $32.7 million to $54.9 million as of September 29, 2002 from $87.6 million as of March 31, 2002. The decrease was primarily attributable to a $14.7 million decrease in cash and cash equivalents, a $12.7 million decrease in accounts receivable as a result of lower sales, a $9.6 million increase in accrued liabilities as a result of increased adverse inventory purchase commitments, an $8.3 million decrease in short-term investments, a $7.8 million decrease in net inventories primarily due to write downs for excess and obsolete inventory and lower of cost or market write downs which were offset by higher inventory quantities due to lower actual sales volumes then had been expected and a $2.2 million decrease in prepaid expenses and other current assets, partially offset by a $12.5 million decrease in accounts payable which decreased proportionally with the lower production levels and a $10.0 million decrease in deferred gain on the sale of UltraRF, as the Company fulfilled the minimum purchase commitment per the Purchase and Supply Agreement, as amended. The Company's short-term debt investments were principally invested in investment grade, interest-bearing securities.

        Cash used by operations was $21.9 million for the six months ended September 29, 2002 compared to $19.6 million for the six months ended September 30, 2001. Cash used by operations for the six months ended September 29, 2002 consisted of a $34.1 million net loss, a $7.3 million increase in gross inventories primarily due to lower sales volumes, a $12.5 million decrease in accounts payable associated with lower production levels due to lower sales, $10.0 million recognized non-cash gain from the sale of UltraRF, as the Company fulfilled the minimum purchase commitment per the Purchase and Supply Agreement, as amended, partially offset by an $24.6 million charge for excess and obsolete inventory, lower of cost or market expense, and adverse purchase commitment expense, a $12.7 million decrease in accounts receivable as a result of lower sales, a $2.5 million decrease in prepaid expenses and other assets and $2.2 million of depreciation and amortization expense.

        Cash used by operations for the six months ended September 30, 2001 was principally the result of a $20.1 million net loss, a $15.8 million recognized non-cash gain from the sale of UltraRF, a $13.3 million decrease in accounts payable due to cash payments and lower production volumes associated with lower sales, a $4.8 million increase in net inventories due to increased finished goods caused by a lower than expected revenue compared with the Company's revenue outlook, a $1.6 million decrease in accrued liabilities, which were partially offset by a $13.0 million realized loss from the sale of short-term investments which resulted from the liquidation of all Cree common stock and options held as of March 31, 2001, a $17.6 million decrease in accounts receivable as a result of cash collected and lower sales, a $2.7 million depreciation and amortization expense, a $2.0 million decrease in prepaid expenses and other assets, and a $789,000 loss on the sale and write-off of property and equipment.

        The Company's investing activities during the six months ended September 29, 2002 provided cash of approximately $6.6 million as compared to $44.8 million during the six months ended September 30, 2001. Cash provided by investing activities during the six months ended September 29, 2002 resulted primarily from $23.4 million from the maturities of short-term investments, $3.0 million from the sale of short-term investments, partially offset by $18.0 million in purchases of short-term investments and $1.8 million in purchases of property and equipment. Capital additions for the six months ended September 29, 2002 included manufacturing test and production equipment required to support new products and test equipment to support various research and development projects.

        Cash provided by investing activities during the six months ended September 30, 2001 resulted primarily from $45.7 million from sale of short-term investments and $21.9 million from maturities of short term investments, and $3.2 million from the release of restricted cash, which represented one-half of the amount held in escrow to secure the Company's representations, warranties and covenants related to the sale of UltraRF to Cree, partially offset by $24.6 million in purchases of short-term investments and $1.4 million in purchases of property and equipment.

        The Company's financing activities during the six months ended September 29, 2002 provided cash of approximately $595,000 as compared to cash used of $400,000 during the six months ended September 30, 2001. Cash provided by financing activities during the six months ended September 29,

2002 was the result of proceeds of $639,000 from the issuance of common stock through the exercise of employee stock options and employee stock purchase plan activity. Cash used by financing activities during the six months ended September 30, 2001 was a result of purchasing $1.4 million of the Company's common stock on the open market partially offset by proceeds of $1.0 million from the issuance of common stock through the exercise of employee stock options and employee stock purchase plan activity.

  Contractual Obligations and Commercial Commitments

        Capital Lease Obligations.    The Company entered into capital leases for test equipment for a 24-month lease term that expired in October 2002.

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

        In 1998, the Company entered into an operating lease for an ancillary 40,000 square foot manufacturing facility in Rocklin, California for a sixty-month lease term expiring in June 2003. During the second quarter of fiscal 2000, the Company subleased its Rocklin facility to The Gap, Inc. for the remainder of the Company's lease term.

        The Company also leases facilities in Folsom, California; Quincy, Illinois; Bellevue, Washington; Korea, China and Brazil to support its administrative, development, manufacturing, repair, and sales and marketing activities.

        Purchase Commitments with Cree.    In December 2000, the Company and Cree entered into the Purchase and Supply Agreement, under which the Company was obligated to purchase from Cree an aggregate of $58.0 million of semiconductors, with quarterly purchase commitments through December 2002. In October 2001 and April 2002, the Purchase and Supply Agreement was amended to reduce the aggregate purchase commitment to $54.8 million and to extend the quarterly purchase commitments through June 2003. The Company was not required to purchase the minimum commitment amounts during the quarters ended June 30, 2002 and September 29, 2002, as Cree was unable to deliver qualified components in the amount of $1.4 million and $4.5 million in these periods, respectively. As of September 29, 2002, the remaining purchase commitment is $11.3 million; $5.0 million in each of the quarters ending December 29, 2002 and March 31, 2003, and $1.3 million in the quarter ended June 30, 2003.

        Purchase Commitments with Subcontract Manufacturers.    The Company provides a six-month rolling forecast of finished goods requirements to its subcontract manufacturers monthly for planning and long-lead time parts procurement purposes only. The Company issues purchase orders to the subcontract manufacturers with delivery dates from four to twelve weeks from the purchase order date. Once a purchase order is accepted by the subcontract manufacturer, the Company is committed to accept delivery of the amplifiers or reimburse the subcontract manufacturer for costs incurred to date. The subcontract manufacturers procures raw materials and schedules labor needed to manufacture the Company's amplifiers based on the forecasts and standard purchase orders. In the past, the Company has reimbursed the subcontract manufacturers for the cost of long-lead time parts and other raw material costs that had been incurred by the subcontract manufacturers because of the reduction in purchase orders and forecasted quantities. The subcontract manufacturers also maintain inventory levels to repair the Company's amplifiers.

        At September 29, 2002, total accepted and unfulfilled purchase orders to procure completed amplifiers and amplifier repair services totaled $3.4 million. At September 29, 2002, the subcontract manufacturers had $9.1 million of materials on hand and an additional $4.1 million of purchase commitments to buy raw materials to fulfill the accepted purchase orders, forecasted requirements and repair requirements from the Company. At September 29, 2002, the Company estimated that $2.0 million of the purchase commitments made by the subcontract manufacturers were non-cancelable.

        Other Purchase Commitments.    During its normal course of business, the Company also issues purchase orders to procure components, materials and services from other vendors. As of September 29, 2002, the Company's outstanding purchase commitments with vendors other than Cree and its subcontract manufacturers totaled approximately $2.8 million.

        Royalty Commitments.    On November 15, 2001, the Company entered into an agreement (the "License Agreement") with Paragon Communications Ltd. ("Paragon") to license certain technology that can be used in the design of RF power amplifiers. Under the terms of the License Agreement, the Company may be required to pay a royalty to Paragon based upon revenues of products that incorporate the licensed technology ("Royalty Fee"). If the Company elects to license the technology provided by Paragon, the Company must make quarterly advance royalty payments beginning August 2002 through August 2004 in amounts ranging from $50,000 to $125,000 per quarter. During the three months ended September 29, 2002, the Company did not make any royalty payments to Paragon by mutual verbal agreement between the parties because the evaluation of the technology was not completed. To the extent the cumulative advance royalty payments exceed the cumulative Royalty Fee, the Company is entitled to apply such excess to reduce the Royalty Fee otherwise payable under the agreement in future periods.

        Future payments under all royalty commitments, purchase commitments, capital leases, non-cancelable operating leases and sublease income under these operating leases as of September 29, 2002 are as follows (in thousands):

	Amounts Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Capital lease obligations	$18	$—	$—	$—	$18
Operating leases	2,693	4,473	4,511	8,535	20,212
Minimum royalty commitments with Paragon	450	150	—	—	600
Minimum purchase commitments with Cree	11,250	—	—	—	11,250
Purchase commitments with subcontract manufacturers	11,133	—	—	—	11,133
Other purchase commitments	2,755	—	—	—	2,755

Total commitments	$28,299	$4,623	$4,511	$8,535	$45,968

Sublease income	$1,244	$1,814	$1,814	$3,779	$8,651

        As of September 29, 2002, the Company had recorded in accrued liabilities an adverse purchase commitment related to the above various commitments of $12.2 million.

        In September 2001, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. Repurchases may be made in the open market at times and prices considered appropriate by the Company's management. As of September 29, 2002, the Company had repurchased 293,700 shares of its common stock at an average per share price of $9.80 for approximately $2.9 million. The Company did not repurchase any shares of its common stock in the three and six months ended September 29, 2002.

        The Company anticipates spending approximately $2.0 million over the next 12 months for capital additions primarily to support manufacturing production, test requirements and development projects. The Company's level of future spending on capital additions will be primarily dependent upon the pace of technology advances within the telecommunications sector and the associated amounts of research and development.

        The Company has experienced a dramatic decline in sales during the past three quarters which, coupled with significant growth in gross inventories, have contributed to a significant reduction in cash, cash equivalents and short-term investments of $23.1 million during the six months ended September 29, 2002. Based on the Company's current working capital position and the available line of credit, the Company believes that sufficient resources will be available to meet the Company's cash requirements for at least the next 12 months. However, in light of the current adverse economic and business environment, there can be no assurance that future events will not require the Company to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect cash flow from operations and as a result, the Company's need to seek additional short-term and long-term borrowings or capital, include:

  •
  the declining average selling prices of the Company's products;

  •
  lower capital spending by network operators as a result of economic conditions and weakness in the telecommunication sector;

  •
  reliance on a few customers for a majority of revenues;

  •
  economic conditions in foreign countries;

  •
  the decline in customer demand for the Company's products;

  •
  the ability to settle adverse inventory purchase commitments;

  •
  the ability of Cree to supply qualified products; and

  •
  unanticipated research and development expenses associated with new product introductions.

        The risks associated with the Company's business and operations also have a significant impact on the Company's liquidity. See "Risks Related to the Proposed Merger" and "Risks Related to Ongoing Operations" in this section for further discussion on the risks of the Company's business and operations.

Related Party Transactions

        Sales to Cingular Wireless LLC.    For the three months ended September 29, 2002 and September 30, 2001, Cingular purchased approximately $32,000 and $316,000 of MCPA products from the Company, respectively. For the six months ended September 29, 2002 and September 30, 2001, Cingular purchased approximately $2.7 million and $345,000 of MCPA products from the Company, respectively. Robert W. Shaner, President of Wireless Operations for Cingular, has served as a member of the Company's board of directors since April 1999.

        Outsourced Stock Option Administration Services.    In May of 2000, Spectrian entered into a non-binding arrangement with Montgomery Financial Services Corp. ("MFS") to provide on-site stock option administration services to the Company. Henry C. Montgomery, Chairman of the Board of MFS, has served as a member of the Company's board of directors since November 2000. For the three months ended September 29, 2002 and September 30, 2001, the Company purchased services in the amount of $9,000 and $10,000, respectively, from MFS. For the six months ended September 29, 2002 and September 30, 2001, the Company purchased services in the amount of $20,000 and $23,000, respectively, from MFS.

        Investment in ArrayComm, Inc.    In July of 1998, Spectrian purchased 222,222 shares of Series D preferred stock at $4.50 per share of ArrayComm, Inc. ("ArrayComm"). The total investment in Arraycomm was $1.0 million. ArrayComm is a privately held company that develops antenna-based wireless communications and broadband Internet access technologies. Martin Cooper, Chairman, Chief Executive Officer and a founder of ArrayComm, has also served as a member of the Company's board of directors since January 1994.

Factors Affecting Future Operating Results

  Risks Related to the Proposed Merger

        Fluctuations in Merger Consideration.    Upon completion of the merger, each share of the Company's common stock will be converted into the right to receive one share of REMEC common stock. The market price of REMEC's stock may fluctuate substantially between the date of the amended agreement and the closing date, which could impact the aggregate value of the proposed merger. For example, on October 29, 2002, the date before announcement of the amendment of the agreement, the value of the proposed acquisition was $39.5 million. As of November 8, 2002, the value of the proposed acquisition was $49.2 million, due to the change in the price of REMEC's common stock. In addition, the Company is not permitted to withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of REMEC's common stock or the Company's common stock. The share prices of REMEC and the Company's common stock are subject to the general price fluctuations in the market for publicly traded equity securities, and the prices of both companies' common stock have experienced significant volatility in the past. The Company urges its stockholders to obtain recent market quotations for its common stock and for REMEC's common stock. The Company cannot predict or give any assurances as to the respective market prices of the Company's or REMEC's common stock at any time before or after the closing of the merger.

        Customer Delays, Deferrals or Cancellations of Product Orders.    The public announcement of the merger may have had in the past or could have in the future a material adverse effect on the Company's revenues and profitability in the short term. In particular, prospective customers could be reluctant to purchase the Company's products if they are uncertain about the strategic direction of the combined company, the continuation of the Company's product offerings or the willingness of the combined company to support, service and repair existing products. Since the merger, the Company has received questions from current and prospective customers about the status of the merger and the anticipated product development and integration plans. Accordingly, the announcement of the merger could create uncertainty among the Company's current and prospective customers. If one large customer, or a large number of smaller customers, were to delay their purchase decisions until the completion of the merger, the Company's quarterly financial results could be significantly below the expectations of market analysts, which could cause a reduction in the market price of the Company's common stock.

        Impairment of Existing Relationships.    The public announcement of the merger may have in the past or could in the future substantially impair the Company's important business relationships. Customers and suppliers could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements, as a result of the pending merger. In addition, key employees may decide to terminate their employment due to the pending merger or other employees may experience uncertainty about their future role with the combined company, which could adversely affect the Company's ability to retain key management, marketing, sales and technical personnel.

        Merger Related Costs.    The Company estimates that it will incur direct transaction costs of approximately $4.0 million in connection with the proposed merger, which are being expensed in the quarters in which they are incurred, reducing the Company's earnings or increasing its loss for that period. A substantial amount of these costs will be incurred whether or not the merger is completed.

For the six months ended September 29, 2002, the Company incurred approximately $1.8 million of legal, accounting and investment-banking fees associated with the merger.

        The Company believes that the combined entity may incur charges to operations, such as costs associated with combining the businesses of the two companies, restructuring and integration costs, which currently cannot be estimated reasonably, in the quarter in which the merger is completed or in the following quarters to reflect costs associated with integrating the Company with REMEC. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. In addition, a portion of the merger related costs may be included in the purchase price and capitalized as an element of goodwill. Goodwill is required to be tested for impairment at least annually and the combined company will be required to record a charge to earnings in any period that impairment of goodwill is determined.

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

        Regulatory Approvals of Merger.    As a condition to the obligations of the Company and REMEC to complete the merger, the Securities and Exchange Commission must have declared effective a registration statement pursuant to which the Company's stockholders would be solicited to vote on the proposed merger. There can be no assurance that the Securities and Exchange Commission will declare REMEC's registration statement effective in a timely manner. Even if regulatory approvals are obtained, any federal, state or foreign governmental entity or any private person may challenge the merger at any time before or after its completion.

        Failure to Complete the Proposed Merger.    If the proposed merger is not completed, the Company may be subject to the following material risks, among others:

  •
  upon the occurrence of certain events, the Company may be required to pay REMEC a termination fee equal to the greater of (i) $2.0 million or (ii) 5.0% of the value of the shares of REMEC common stock to be issued in connection with the merger;

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

  Risks Related to Ongoing Operations

        Customer Concentration; Dependence on Cingular, Nortel, Samsung and Verizon.    The wireless infrastructure equipment market is dominated by a small number of large OEMs and wireless network operators, including AT&T Wireless Services, Inc., Cingular, Deutsche Telekom AG, Ericsson Wireless Communications, Inc., Lucent, Motorola Corporation, Nokia OY, Nortel, Samsung, Siemens AG and Verizon. The Company's revenues are derived primarily from sales to a limited number of customers, in particular, Cingular, Nortel, Samsung and Verizon. Furthermore, a substantial portion of the Company's revenues from Nortel in the past has resulted from sales of a limited number of the Company's products. The Company's business, financial condition and results of operations have been materially adversely affected in the past by anticipated orders failing to materialize, by deferrals or cancellations of orders as a result of changes in customer requirements, and from the timing of the build out of new wireless networks. The Company and Nortel have a supply agreement, renegotiated annually, pursuant to which Nortel commits to purchase a certain volume of its annual power amplifier requirements for specified prices from the Company. This agreement allows Nortel to change the product mix requirements, which can significantly affect the Company's gross margins, and to change requested delivery dates without significant financial consequences to Nortel. In addition, the Company's sales to Cingular, Samsung and Verizon are generally made on the basis of purchase orders rather than long-term purchase commitments and any of these customers may cancel or defer its purchase orders without advanced notice to the Company. The Company's contractual relationships with its major customers may adversely affect the Company's ability to efficiently manage production schedules and inventory levels and to accurately forecast product sales. Any reduction in the level of purchases of the Company's amplifiers by Cingular, Nortel, Samsung or Verizon or any material reduction in pricing without significant offsets would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in fiscal 2002, product orders from Nortel fell substantially and the Company does not currently sell any MCPA products to Nortel, which has adversely affected the Company's business. In addition, in fiscal 2003, Cingular has significantly reduced capital purchases from the Company, which has adversely affected the Company's business. There can be no assurance that the Company will receive any product orders for MCPA products or any other products from Nortel or Cingular in the future. If the Company's current or new customers do not generate sufficient demand for the Company's products, the Company's business, financial condition and results of operations could be materially adversely affected. Further, if the Company were to lose Cingular, Nortel, Samsung, Verizon or any other major customer, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the network operator market has been and is expected to continue experiencing an industry consolidation, which has and will continue to have a negative impact on the Company's ability to diversify its customer base. Wireless infrastructure equipment OEMs have come under increasing price pressure from wireless network operators, which in turn has resulted in downward pricing pressure on the Company's products. The Company expects to incur increasing pricing pressures from Cingular, Nortel, Samsung, Verizon and other major customers in future periods, which could result in declining average sales prices and gross margins for the Company's products.

        Fluctuations in Operating Results.    The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's results of operations are likely to vary due to: the timing, cancellation, delay or rescheduling of OEM and network operator customer orders and shipments; the timing of announcements or introductions of new products by the Company, its competitors or their respective OEM and network operator customers; the acceptance of such products by wireless equipment OEMs and network operators; relative variations in manufacturing efficiencies and costs; competitive factors such as the pricing, availability, and demand for competing amplification products; changes in average sales prices and related gross margins which vary significantly based upon product mix; subcontractor performance; variations in operating expenses; shortages of key supplies; the long sales cycles associated with the Company's products; the timing and level of product and process development costs; changes in inventory levels; the relative strength or weakness of international financial markets and the financial strength of domestic financial markets. Anticipated orders from the Company's customers have in the past failed to materialize and delivery schedules have been deferred or canceled as a result of changes in customer requirements and the Company expects this pattern to continue as customer requirements continue to change and industry standards continue to evolve. Reduced demand for wireless infrastructure equipment in the past has caused significant fluctuations in the Company's product sales. The Company experienced a significant sales decline from fiscal 2001 to fiscal 2002 as a result of delays and reductions in capital spending by the Company's customers and has continued to experience a dramatic sales decline in fiscal 2003, especially from Nortel, Samsung, and North American network operators. There can be no assurance that the Company will not experience such fluctuations in the future or that the Company will experience in the future the same annual revenue growth that it did in fiscal 2001 and fiscal 2000, if any. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. At September 29, 2002, the Company had a relatively high level of inventory on hand and charged cost of sales expense for the quarter ended September 29, 2002 with $23.8 million for excess and obsolete inventory, lower of cost or market and adverse inventory purchase commitments. If customer demand continues to be below the Company's forecast, the Company may experience additional charges related to excess and obsolete inventory or be required to further reduce the carrying value of inventory to the lower of cost or market. The Company is not currently profitable and there can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis in the future. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all the foregoing factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's common stock would be materially adversely affected.

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

        The Company spends significantly to develop products for its OEM customers. For example, a major OEM has recently selected the Company to be a potential supplier for two programs. However, the Company has not made any sales to this potential customer and there is no assurance that the Company will have any significant sales to this customer in the future or any other OEM with whom the Company has invested in the development of products.

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

        Rapid Technological Change; Evolving Industry Standards; Dependence on New Products.    The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In particular, because the Company's strategy of rapidly bringing to market products customized for numerous and evolving modulation standards requires developing and achieving volume production of a large number of distinct products, the Company's ability to rapidly design and produce individual products for which there is significant OEM customer demand will be a critical determinant of the

Company's future success. A softening of demand in the markets served by the Company or a failure of a modulation standard in which the Company has invested substantial development resources may have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company's product development efforts will be successful, that its new products will meet customer requirements and be accepted or that its OEM customers' product offerings will achieve customer acceptance. If a significant number of development projects, including the Company's new MCPA products, such as PCS MCPA and several new products for the Korean and Japanese markets, do not result in substantial volume production or if technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

        Purchase and Supply Agreement with Cree.    In connection with the Company's completion of the sale of UltraRF to Cree, the Company entered into a Purchase and Supply Agreement with UltraRF, a subsidiary of Cree now known as Cree Microwave, Inc. Pursuant to the Purchase and Supply Agreement, as amended, the Company is committed to purchase and accept delivery from Cree of $54.8 million of semiconductors over a 30-month period starting January 2001. As of September 29, 2002, the Company's remaining purchase commitment was $11.3 million. The quarterly purchase commitment was $5.0 million for the quarters ended December 29, 2002 and March 31, 2003 and $1.3 million for the quarter ended June 29, 2003. As of September 29, 2002, the Company had recorded in accrued liabilities an adverse purchase commitment related to this commitment of approximately $6.5 million. The Company's need for Cree components during a quarter may be insufficient to satisfy its minimum commitments for such quarter. In such event, the Company would be obligated to purchase excess inventory that it may never utilize or to pay a shortfall surcharge in cash, either of which could have a material adverse effect on the Company's business, financial condition and cash flow.

        Pursuant to the Purchase and Supply Agreement, the Company currently has products on order from Cree that the Company has not qualified for use in its products. In the future, the Company expects to order products from Cree that are currently unqualified for use in the Company's products in order to meet minimum purchase commitments under the Purchase and Supply Agreement. Under the terms of the Purchase and Supply Agreement, the Company is not required to purchase these products from Cree until they are qualified, under the qualification procedure described in the Purchase and Supply Agreement, as amended. In the quarter ended September 29, 2002, it is the Company's belief that Cree was unable to deliver any qualified products. In September 2002, the Company received a letter from Cree in which Cree asserted that as of September 25, 2002 certain of its products met the qualifications specified in the Purchase and Supply Agreement and Cree gave notice to the Company of its intent to arbitrate this qualification issue if it was not resolved within thirty days. The Company and Cree are currently in negotiations to resolve this dispute. However, if the Company and Cree are unable to agree on whether or not the parts are qualified, then either party may resort to arbitration or litigation to settle this matter, which may result in adverse consequences to the Company and its business.

        Sole or Limited Sources of Products, Materials and Services.    The Company currently procures from single sources certain of its power amplifier assemblies, specialized semiconductors, components and services for its products. The Company generally purchases these products, components and services on a purchase order basis. In fiscal year 2001, the Company completed the transfer of the production of power amplifiers to a contract manufacturer in Thailand. As a result of this transfer, the Company no longer has significant captive manufacturing capacity. The Company issues non-cancelable purchase orders to the contract manufacturer 60 days in advance of requested delivery, which is longer than the committed delivery schedule of some of its customers, such as Nortel. In addition, the Company completed the transfer of its power amplifier repair and product integration operations in June 2002. As a result of this transfer, the Company no longer has significant captive amplifier repair capacity.

Additionally, as a result of the sale of UltraRF to Cree, the Company no longer manufactures bipolar and LDMOS RF power semiconductors, which are critical components in the Company's power amplifier products. Consequently, Cree is the Company's sole source vendor of certain bipolar and LDMOS RF power semiconductors. The Company's reliance on sole sources for certain components and its migration to an outsourced, turnkey manufacturing and repair services strategy entail certain risks including reduced control over the price, timely delivery, reliability and quality of the components and reliance on the financial strength and continued relationship with the contract manufacturer. In addition, a significant amount of the Company's inventory as well as some of its equipment is kept on location by certain of the Company's contract manufacturers. If the financial strength of any of these contract manufacturers became impaired, or if the Company's relationship with any of these contract manufacturers deteriorated suddenly, the Company's inventory and equipment held at such contract manufacturer may be at risk of loss. Also, if the Company were to change any of its sole source vendors or contract manufacturers, the Company may be required to requalify its products with its OEM customers. Any inability of the Company to obtain timely deliveries of components, repair services, assembled amplifiers or RF power semiconductors of acceptable quality in required quantities or a significant increase in the prices of components for which the Company does not have alternative sources could materially and adversely affect the Company's business, financial condition and results of operations. The Company has occasionally experienced difficulties in obtaining some components, and no assurance can be given that shortages will not occur in the future.

        Risks of International Sales.    The Company operates in an international market and expects that sales outside of the United States will continue to account for a significant percentage of the Company's total revenues for the next 12 months. These sales involve a number of inherent risks, including terrorist attacks on U.S. companies, imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors, representatives, vendors and customers, reduced protection of intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. In addition, where the Company sells its products in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are priced in local currencies. Where the Company sells its products in foreign currencies, the Company may be unable to increase or decrease the prices for its products in a timely fashion to reflect fluctuations in the exchange rate which would reduce the competitiveness of the Company's prices and result in lower revenues. Furthermore, foreign governments or regulatory bodies may in the future impose currency restrictions or controls which would impair or prohibit the Company's ability to exchange its funds from foreign currencies into U.S. dollars, thereby adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations, and the Company has determined, at this time, not to engage in hedging activities to mitigate any of these risks.

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

        Reliance upon Growth of Wireless Services.    Sales of power amplifiers to wireless infrastructure equipment suppliers and network operators have in the past accounted, and are expected in the future to account, for substantially all of the Company's product sales. Demand for wireless infrastructure equipment is driven by demand for wireless service. If demand for wireless services fails to increase or increases more slowly than the Company or its customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected. Even if demand for wireless service continues to grow, network operators may choose to sacrifice quality of service in order to reduce their capital spending, which would adversely affect demand for the Company's products.

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

        The Company's principal competitors in the market for wireless amplification products provided by merchant suppliers currently include, Andrew, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co. Ltd., Mitsubishi Corporation, Matsushita Electric Industrial Co., Ltd. (doing business as "Panasonic"), Paradigm Communications, Inc., Powerwave Technologies, Inc. and REMEC as well as several other relatively small entities in South Korea and the United States. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features compared to the Company's products.

        Risk of Licensed or Acquired Technologies.    The wireless communications equipment industry is very competitive, and as such, the Company's growth is substantially dependent upon its ability to enhance its existing products and introduce new products on a timely basis. The Company has addressed in part its need to improve existing products and develop new products through the licensing of externally developed technologies and through the acquisition of such technologies by investing in other companies. The licensing or acquisition of externally developed technologies involves certain risks including difficulties in integrating the third party's technology into the Company's products, lack of control over the reliability, timely delivery and quality of such technology and the failure of the Company to realize additional revenue associated with such technology which can offset the license payments, the initial investment and related costs of such technology. For example, the Company has not incorporated technology it licensed from Paragon into the Company's products on the anticipated schedule because the evaluation of the technology was not completed. If any of these risks materialize, the Company's license agreements or investments in externally developed technologies may not be financially successful and may adversely affect the Company's business, operating results and financial condition.

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

        Risk of Third Party Claims of Infringement.    The communications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its suppliers may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company or otherwise secure rights to use such technology could cause the Company to incur substantial liabilities, suspend the manufacture of products or expend significant resources to develop non-infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, if at all. In the event that any third party makes a successful claim against the Company or its customers and either a license is not made available to the Company on commercially reasonable terms or a "design around" is not practicable, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company remains liable for any potential claims, losses or expenses incurred by Cree as a direct or indirect result of any inaccuracy or breach of the intellectual property, taxes or environmental representations and warranties made by the Company in connection with the sale of UltraRF. The Company's liability for any such claim, loss or expense is unlimited, and therefore the filing of such a claim against Cree or the Company could materially adversely affect the Company's financial condition.

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

        Government Regulation of Communications Industry.    RF transmissions and emissions, and certain equipment used in connection with RF transmission or emissions are regulated in the United States, Canada and throughout the rest of the world. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by wireless network operators to operate the Company's products. The United States Federal Communications Commission (the "FCC") and regulatory authorities abroad constantly review RF emission issues and promulgate standards based on such reviews. If more stringent RF emission regulations are adopted, the Company and its OEM customers may be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could also materially adversely affect the market for the Company's products. For example, recently enacted laws and regulations which prohibit or restrict the use of hand held cellular telephones while operating a motor vehicle may have a material adverse affect on the market for the Company's products. Although deregulation of international communications industries along with radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. In addition, the auction of new frequency spectrums has recently been further delayed by the FCC. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. However, the delays inherent in this governmental approval process and the current uncertainty surrounding the ownership and allocation of wireless spectrum licenses have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the FCC auction of spectrum licenses and the installation of communications systems by the Company's OEM customers. These delays have had in the past, and in the future may have, a material adverse effect on the sale of products by the Company to such OEM customers.

        Environmental Regulations.    The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to design and manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances could subject the Company to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company is liable for any potential claim, loss or expense incurred by Cree as a result of any inaccuracy or breach of the environmental representations and warranties made by the Company in connection with the sale of UltraRF.

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

        Volatility of Stock Price.    The market price of the Company's stock has been and is likely to continue to be highly volatile, and is affected significantly by factors such as fluctuations in the Company's quarterly and annual operating results, customer concentration, reliance on single source vendors, reliance on outsource manufacturing, the timing difference between its customers' requested delivery dates and its vendor purchase commitments to support the customer's delivery requirements, reliance on international markets, the absence of the economies of scale achieved by some of its competitors, announcements of technological innovations, new customer contracts or new products by the Company or its competitors, announcements by the Company's customers regarding their business or prospects, changes in analysts' expectations, estimates and recommendations, news reports regarding the Company, its competitors and its markets, governmental regulatory action, developments with respect to patents or proprietary rights, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, announcements of significant divestitures of existing businesses or product lines, concentration of stock ownership by a few entities resulting in a low float of the Company's common stock in the public market, a significant short interest ownership position in the Company's common stock, general market conditions and other factors. The market price of the Company's common stock has ranged from a low of $2.38 to a high of $16.05 from April 1, 2002 to September 29, 2002. In addition, the stock market in general, and the market prices for power amplifier manufacturers in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of actual operating performance. The market price of the Company's common stock has fluctuated significantly in the past.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company develops products in the United States and markets its products in North America, South America, Europe and the Asia-Pacific region. Thus, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As the Company's sales are primarily denominated in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets. In addition, a portion of the Company's international product revenues (primarily in China) and repair revenues (primarily in South Korea) are denominated in foreign currencies. In situations where the Company bills and receives local currencies, the Company may be restricted or impaired from exchanging the local currency into U.S. dollars due to expatriation laws or regulations in foreign countries which would adversely affect the Company's operations and financial condition. As of September 29, 2002, the recorded values of cash and accounts receivable in Chinese Yuan and Korean Won were $1.4 million and $345,000, respectively, in the aggregate.

        The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company does not hold derivative financial instruments in its investment portfolio. The Company places its investments with high quality institutions and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year up to five years. The table below presents the amounts and related weighted interest rates of the Company's short-term investments at September 29, 2002 and March 31, 2002 (dollars in thousands).

	September 29, 2002	March 31, 2002
Average fixed interest rate	2.9%	3.6%

Amortized cost	$40,015	$48,374

Fair value	$40,262	$48,585

Contractual maturity dates:
Less than 1 year	$12,744	$13,466
1 to 5 years	27,518	35,119

	$40,262	$48,585

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Litigation

        On May 28, 2002, a putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara captioned Vogel v. Shaner, et al., Case No. CV808140. The complaint names six of the Company's directors and its chief executive officer as defendants. In the complaint, the plaintiff alleges that the defendants violated their fiduciary duties owed to the Company's stockholders, including their duties of loyalty, good faith and independence, by engaging in self-dealing in the merger transaction with REMEC. This violation allegedly stemmed from the defendants' failure to properly value the Company in the merger and due to conflicts of interest. The plaintiff purportedly brought his action on behalf of Company stockholders who are or who would be harmed by the alleged conduct. The case seeks declaratory, injunctive and other forms of relief. On July 15, 2002, the Company filed a demurrer to the complaint. On November 6, 2002, the plaintiff filed a motion to dismiss the lawsuit without prejudice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit Number	Description
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.
  (b)
  Reports on Form 8-K.    The Registrant did not file a Current Report on Form 8-K during the quarter ended September 29, 2002.

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

Dated: November 13, 2002

        I, Thomas H. Waechter, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Spectrian Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this quarterly report;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ THOMAS H. WAECHTER Thomas H. Waechter President, Chief Executive Officer and Director

        I, Michael D. Angel, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Spectrian Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this quarterly report;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ MICHAEL D. ANGEL Michael D. Angel Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer

QuickLinks

SPECTRIAN CORPORATION FORM 10-Q INDEX FOR QUARTER ENDED SEPTEMBER 29, 2002
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
SPECTRIAN CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Factors Affecting Future Operating Results
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS