Form 10-Q/A
period 2002-09-29
SPECTRIAN CORP /CA/
filed 2002-11-15
CIK 925054

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

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

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
  (b)
  Reports on Form 8-K.    The Registrant did not file a Current Report on Form 8-K during the quarter ended September 29, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRIAN CORPORATION (Registrant)
By:	/s/ THOMAS H. WAECHTER Thomas H. Waechter President, Chief Executive Officer and Director (Authorized Officer and Principal Executive Officer)
By:	/s/ MICHAEL D. ANGEL Michael D. Angel Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 15, 2002

        I, Thomas H. Waechter, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of Spectrian Corporation;

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

Date: November 15, 2002

By:	/s/ THOMAS H. WAECHTER Thomas H. Waechter President, Chief Executive Officer and Director

        I, Michael D. Angel, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of Spectrian Corporation;

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

Date: November 15, 2002

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